Form 10-Q
period 1993-12-31
UNITED INNS INC
filed 1994-02-23
CIK 101281

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

               __________________________________


         Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

               -------------------------------


For Quarter ended December 31, 1993 -- Commission File Number
1-6848


                        UNITED INNS, INC.

- -----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Delaware                       58-0707789
- ------------------------------     ----------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification Number)


5100 Poplar Ave.- Suite 2300,     Memphis, Tennessee      38137
- ----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code - 901-767-2880
                                                     ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES     X        NO
                                       -----------     ----------



Indicate the number of shares outstanding of each issuer's classes of common stock as of the close of the period covered by this report.


         Class                   Outstanding at December 31, 1993
- ------------------------------   --------------------------------
Common Stock, $1 par value                  2,640,909 shares

                                UNITED INNS, INC.

                           Form 10-Q Quarterly Report

                                December 31, 1993


                                      Index


Part I Financial Information:                            Page No.

     Consolidated Balance Sheet                                3
      December 31, 1993 and September 30, 1993

     Consolidated Statement of Income
      Three Months Ended December 31, 1993 and 1992            4

     Consolidated Statement of Cash Flows
      Three Months Ended December 31, 1993 and 1992            5

     Notes to Financial Statements                             6

     Management's Discussion and Analysis of Consolidated    7-8
      Financial Condition and Results of Operations

     Review by Independent Certified Public Accountants        9

Part II Other Information:

     Other Information.                                        9

     Signature                                                 9

     Exhibit 1 -- Report on Review by Independent Certified
      Public Accountants                                      10

                                  UNITED INNS, INC. & SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                             (Unaudited)


ASSETS                                                    31-Dec-93          30-Sep-93
                                                      -------------      -------------
CURRENT ASSETS:
- ---------------

    Cash and cash equivalents                           $2,216,895         $4,095,215
    Current portion of long-term receivables             1,022,245          1,072,113
    Accounts receivable - net of allowance
     for bad debts of $77,530 for Dec 93
     and $78,835 for Sep 93:
        Trade                                            2,567,992          2,593,459
        Other                                              696,413          1,085,197
    Inventories (See note)                                 907,565            886,483
    Prepaid expenses                                     5,735,646          6,084,713
    Property held for sale                                 888,503
                                                      -------------      -------------
          Total current assets                          14,035,259         15,817,180
                                                      -------------      -------------

INVESTMENTS:
- ------------

    Long-term receivables less
     current maturities                                    262,148            313,424
    Land not in use - at cost                            8,018,648          8,907,151
    Other investments - at cost                             10,000             10,000
                                                      -------------      -------------
                                                         8,290,796          9,230,575
                                                      -------------      -------------

PROPERTY AND EQUIPMENT - at cost:
- ---------------------------------

    Land                                                13,696,986         13,696,986
    Building and improvements                          155,161,513        155,159,524
    Furnishings and equipment                           30,154,753         30,508,425
    Property under capital leases                        3,714,804          3,714,804
                                                      -------------      -------------
                                                       202,728,056        203,079,739
    Less accumulated depreciation                       92,588,242         91,457,432
                                                      -------------      -------------
                                                       110,139,814        111,622,307
    Construction in progress                             1,450,349            575,851
    Property held for sale                               4,051,025          4,107,880
                                                      -------------      -------------
                                                       115,641,188        116,306,038
                                                      -------------      -------------
OTHER ASSETS:
- -------------

    Franchises                                             684,642            674,143
    Deferred loan and other expenses                     1,581,478          1,590,596
    Restricted cash                                      2,880,549          3,114,320
                                                      -------------      -------------
                                                         5,146,669          5,379,059
                                                      -------------      -------------
                                                      $143,113,912       $146,732,852
                                                      =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY                      31-Dec-93         30-Sep-93
                                                      -------------     -------------

CURRENT LIABILITIES:
- --------------------

    Long-term debt due within one year                  $3,330,092        $3,243,325
    Notes payable                                                0           261,160
    Accounts payable - trade                             2,182,127         2,418,739
    Sales and occupancy taxes                              970,740         1,211,561
    Accrued expenses:
      Payroll and payroll taxes                          1,493,687         1,421,127
      Rent and property taxes                            2,740,609         2,706,849
      Insurance                                          3,094,827         3,281,682
      Interest and other                                 1,839,677         2,183,724
    Income taxes payable                                    20,101           219,802
                                                      -------------     -------------
        Total current liabilities                       15,671,860        16,947,969
                                                      -------------     -------------

    LONG-TERM DEBT:
    ---------------

    First Mortgages                                    102,288,620       102,926,861
    Capital lease obligations                              429,596           542,121
    Chattel mortgages                                    1,137,623           625,934
    Installment loans and other                            311,614           313,692
                                                      -------------     -------------
                                                       104,167,453       104,408,608
    Less amounts due within one year                     3,330,092         3,243,325
                                                      -------------     -------------

                                                       100,837,361       101,165,283
                                                      -------------     -------------

    Minority Interest                                      532,151           517,096
                                                      -------------     -------------
    Deferred Other                                       1,311,876         1,410,978
                                                      -------------     -------------
    Deferred Income Taxes                                5,086,354         5,721,882
                                                      -------------     -------------

    STOCKHOLDERS' EQUITY:
    ---------------------
    Common Stock - $1 par 10 Mill shares
      authorized shares issued 4,117,813                 4,117,813         4,117,813
    Paid in capital                                     14,613,138        14,613,138
    Retained earnings                                   45,031,721        46,327,055
                                                      -------------     -------------
                                                        63,762,672        65,058,006
    Less treasury shares at cost
      1,476,904 shares                                  44,088,362        44,088,362
                                                      -------------     -------------
    Total stockholders' equity                          19,674,310        20,969,644
                                                      -------------     -------------
                                                      $143,113,912      $146,732,852
                                                      =============     =============


                                UNITED INNS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF INCOME


                                                                        THREE MONTHS ENDED
                                                                 -------------------------------
                                                                   31-Dec-93         31-Dec-92
                                                                 -------------     -------------
Revenues
    Rooms                                                         $15,326,012       $15,523,816
    Restaurants                                                     3,881,061         4,213,363
    Car washes                                                        243,000           579,701
    Telephone & sundry                                                919,892         1,083,937
                                                                 -------------     -------------
                                                                   20,369,965        21,400,817
                                                                 -------------     -------------
Operating costs and expenses:
    Direct:
      Rooms                                                        10,793,204        11,516,464
      Restaurants                                                   3,778,781         4,135,540
      Car washes                                                      242,775           704,449
      Telephone & sundry                                              453,944           486,611
    Marketing, administrative and general                           2,382,529         2,560,798
    Depreciation                                                    2,219,119         2,284,348
                                                                 -------------     -------------
                                                                   19,870,352        21,688,210
                                                                 -------------     -------------
Operating income                                                      499,613          (287,393)

    Interest expense                                               (2,448,290)       (2,483,857)
    Minority interest                                                 (15,055)           (5,793)
                                                                 -------------     -------------
Income (loss) before income taxes                                  (1,963,732)       (2,777,043)
Income taxes (credit)                                                (668,398)         (867,474)
                                                                 -------------     -------------
Net income (loss)                                                 ($1,295,334)      ($1,909,569)
                                                                 =============     =============
Per share of common stock
    Net income (loss)                                                  ($0.49)           ($0.72)
                                                                 =============     =============
Weighted average shares
of common stock                                                     2,640,909         2,640,909
                                                                 =============     =============
Dividends per share                                                     $0.00             $0.00
                                                                 =============     =============


                             UNITED INNS, INC. AND SUBSIDIARIES

                            Consolidated Statement of Cash Flows
                                            (Unaudited)


                                                                    Three Months Ended December 31,
                                                                       1993                 1992
                                                                  --------------       --------------
OPERATING ACTIVITIES
Net income (loss)                                                   ($1,295,334)         ($1,909,569)

    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                                 2,321,948            2,386,909
        Loss (gain) from property dispositions                          (43,392)               7,961
        Deferred income taxes                                          (635,528)            (834,280)
        Minority interest                                                15,055                5,793

    Changes to operating assets and liabilities:

        Accounts receivable                                             414,251              911,828
        Inventories                                                     (21,082)              21,154
        Prepaid expenses                                                 87,907              (58,612)
        Accounts payable                                               (237,357)             256,290
        Accrued expenses                                               (714,501)            (913,369)
        Income taxes payable                                           (199,701)            (116,094)
                                                                  --------------       --------------

Net cash provided by (used for) operating activities                   (307,734)            (241,989)
                                                                  --------------       --------------
INVESTING ACTIVITIES

        Purchase of property, plant and equipment                      (513,320)          (1,613,484)
        Proceeds from sale of fixed assets                               43,447            1,014,099
        Payments received on notes receivable                            51,143                1,025
        Other investing activities                                     (339,304)            (670,070)
                                                                  --------------       --------------

Net cash provided by (used for) investing activities                   (758,034)          (1,268,430)
                                                                  --------------       --------------
FINANCING ACTIVITIES

        Payments on long-term debt                                     (812,552)            (726,717)
        Other financing activities                                                            39,270
                                                                  --------------       --------------

Net cash provided (used for) financing activities                      (812,552)            (687,447)
                                                                  --------------       --------------
Increase (Decrease) in cash and cash equivalents                     (1,878,320)          (2,197,866)
Cash and cash equivalents at beginning of year                        4,095,215            3,916,377
                                                                  --------------       --------------
Cash and cash equivalents at end of period                           $2,216,895           $1,718,511
                                                                  ==============       ==============

Supplemental disclosures of cash flow information:
Cash paid (received) during the nine months for:
    Interest                                                         $2,335,085           $2,419,619

    State and federal income taxes                                      179,175               69,018

Supplemental schedule of non-cash investing and
 financing activities:
    Debt to acquire property, plant and equipment                       551,677
    Restricted cash used to purchase property,
        plant and equipment                                             488,583              154,681
    Note received in exchange for property                                                   300,000


                  UNITED INNS, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements
                              (Unaudited)

                          December 31, 1993

Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report of Form 10-K of United Inns, Inc. for the year ended September 30, 1993.
     In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended
     December 31, 1993 are not necessarily indicative of the results that may be expected for the year ending September 30, 1994.

Note B-Inventories

     Inventories are stated at the lower of cost or market on a first in, first out basis. Included in inventory classified as Supplies are hotel linens and restaurant supplies, consisting primarily of china, silverware, and cooking utensils, car wash operating and cleaning supplies. Following is a summary of items included under the caption, "Inventories":


                                 December 31, 1993  September 30, 1993
                                 -----------------  ------------------
          Merchandise:
            Food and Beverage     $   318,592         $   297.064
            Car Wash                   12.085              15.681
                                  -----------         -----------
                                      330,677             312,745

          Supplies                    576,888             573,738
                                  -----------         -----------

          Total Inventories       $   907.565         $   886,483
                                  -----------         -----------
                                  -----------         -----------

                                   6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Registrant reported deficit cash flows from operating activities for the first quarter of fiscal 1994 in the amount of $.3 million, as compared with $.2 million for the same period in 1993.

During the first three months of fiscal 1994 the Registrant expended $1.6 million on capital expenditures, consisting principally of renovation projects on six hotels and television replacements at seven hotels. Funding of these expenditures was accomplished with $.6 million in installment sales contracts; $.5 million from restricted cash deposits; and the remaining $.5 million from operating cash flow.

With improving cash flows and sale of targeted properties, the Registrant believes short term cash flow needs for working capital and renovation programs will be provided.

RESULTS OF OPERATIONS

REVENUES - total revenues for the three months ended December 31, 1993 decreased by $1.0 million over the corresponding period ended December 31, 1992. Decreased revenues resulted primarily from decreased hotel gross revenues of $.7 million as compared with the same period of fiscal 1992. Gross revenues attributable to two hotels which were disposed of in fiscal 1993 were $.8 million. The Registrant's most important revenue element, hotel room revenue decreased by $.2 million for the quarter, however same hotel room revenue increased by $.4 million.

Following is a table comparing room revenues, relative occupancy levels and average daily room rates (ADR) of the twenty-eight hotels remaining in the system for the quarter ended December 31:


                        1993            1992
                      ---------       ---------
     Room Revenue    $15,326,000     $14,894,000

     Occupancy           48.40%          45.49%

     ADR                $52.29          $50.94

Food and beverage and sundry revenues decreased by $.5 million for the fiscal 1994 first quarter from the same period last year. Decreased other revenues attributable to the two hotels disposed of were $.2 million.

Additionally, car wash revenues, which are derived from the one remaining operating car wash unit, reflected a $.3 million decrease over revenues reported during first quarter 1992, which were derived from seven units. Five of the car wash units were sold in early December 1992 and one was closed in May 1993.

OPERATING COSTS AND EXPENSES - total operating costs and expenses decreased by $1.8 million for the first quarter of fiscal 1994 as compared with the prior year's first quarter. The reduction attributable to the two hotels which were disposed of was $.8 million. Additionally, operating costs and expenses of the car washes decreased by $.6 million.

INTEREST EXPENSE - interest expense of $2.4 million for the first quarter 1993 was basically flat with that of first quarter 1992 which was $2.5 million.

INCOME TAXES - effective October 1, 1993 the Registrant changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". As permitted under the the new rule, prior years' financial statements have not been restated. The cumulative effect of adopting this statement as of October 1, 1993 was immaterial to net earnings. The effective tax rate for the first quarter of fiscal 1994 was a net credit of 34.04% as compared with an effective net credit rate of 31.24% for the same period last year.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Frazee, Tate and Associates independent certified public accountants, have performed a review of the consolidated balance sheet as of December 31 1993 and September 30, 1993, and the consolidated statement of income, and the consolidated statement of cash flows for the three months ended December 31, 1993 and 1992, included in this report. Such reviews were made in accordance with standards established by the American Institute of Certified Public Accountants. All adjustments or additional disclosures proposed by Frazee, Tate and Associates have been reflected in the data presented.

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the quarter ended December 31, 1993.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          Exhibit 1 - Report on Review by Independent Certified
                         Public Accountants.

     (b)  Reports on Form 8-K -- There were no reports on Form
          8-K filed for the quarter ended December 31, 1993, as no events which require the filing of Form 8-K occurred during the quarter.

                                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNITED INNS, INC.
                                              (Registrant)


                                         /s/ J D Miller
                                        ----------------------------
                                        J. D. Miller
                                        Vice President - Finance and
Date:   2/22/94                         Chief Accounting Officer
      -----------------

Board of Directors
United Inns, Inc.
Memphis, Tennessee




We have made a review of the consolidated balance sheet of United Inns, Inc. and Subsidiaries as of December 31, 1993, and September 30, 1993, and the consolidated statement of income, and the consolidated statement of cash flows for the three month period ended December 31, 1993 and 1992, in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.




                                            FRAZEE, TATE & ASSOCIATES
                                            Certified Public Accountants
                                            Memphis, Tennessee


February 21, 1994