Form 10-Q
period 1994-03-31
UNITED INNS INC
filed 1994-05-16
CIK 101281

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                       ----------------------------------


                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                         -------------------------------


        For Quarter ended March 31, 1994 -- Commission File Number 1-6848


                                UNITED INNS, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                               58-0707789
        ------------------------------             ----------------------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)            Identification Number)


        5100 Poplar Ave.- Suite 2300,     Memphis, Tennessee      38137
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

                                    YES    X         NO
                                       ----------      ----------

Indicate the number of shares outstanding of each issuer's classes of common stock as of the close of the period covered by this report.


         Class                        Outstanding at March 31, 1994
- --------------------------            -----------------------------
Common Stock, $1 par value                  2,640,899 shares

                                UNITED INNS, INC.

                           Form 10-Q Quarterly Report

                                 March 31, 1994


                                      Index


Part I Financial Information:                                           Page No.

     Consolidated Balance Sheet                                            3
      March 31, 1994 and September 30, 1993

     Consolidated Statement of Income -
      Six Months Ended March 31, 1994 and 1993                             4

     Consolidated Statement of Cash Flows
      Six Months Ended March 31, 1994 and 1993                             5

     Notes to Financial Statements                                         6

     Management's Discussion and Analysis of Consolidated                7-8
      Financial Condition and Results of Operations

     Review by Independent Certified Public Accountants                    9

Part II Other Information:

     Other Information.                                                    9

     Signature                                                             9

     Exhibit 1 -- Report on Review by Independent Certified
      Public Accountants                                                  10


                        UNITED INNS, INC. & SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

 ASSETS                                            31-Mar-94      30-Sep-93
                                                 -------------  -------------
 CURRENT ASSETS:
 ---------------
   Cash and cash equivalents                       $4,347,108     $4,095,215
   Current portion of long-term receivables         1,072,899      1,072,113
   Accounts receivable - net of allowance
    for bad debts of $77,530 for Mar 94
    and $78,835 for Sep 93:
       Trade                                        2,781,836      2,593,459
       Other                                          515,393      1,085,197
   Inventories (See note)                             920,230        886,483
   Prepaid expenses                                 6,988,765      6,084,713

                                                 -------------  -------------
         Total current assets                      16,626,231     15,817,180
                                                 -------------  -------------
 INVESTMENTS:
 ------------
   Long-term receivables less
    current maturities                                210,737        313,424
   Land not in use - at cost                        8,018,648      8,907,151
   Other investments - at cost                         10,000         10,000
                                                 -------------  -------------
                                                    8,239,385      9,230,575
                                                 -------------  -------------
 PROPERTY AND EQUIPMENT - at cost:
 ---------------------------------
   Land                                            13,696,986     13,696,986
   Building and improvements                      154,950,239    155,159,524
   Furnishings and equipment                       26,418,159     30,508,425
   Property under capital leases                    3,714,804      3,714,804
                                                 -------------  -------------
                                                  198,780,188    203,079,739
   Less accumulated depreciation                   90,623,433     91,457,432
                                                 -------------  -------------
                                                  108,156,755    111,622,307
   Construction in progress                         1,947,757        575,851
   Property held for sale                           3,794,155      4,107,880
                                                 -------------  -------------
                                                  113,898,667    116,306,038
                                                 -------------  -------------
 OTHER ASSETS:
 -------------


   Franchises                                         648,722        674,143
   Deferred loan and other expenses                 1,584,967      1,590,596
   Restricted cash                                  3,066,504      3,114,320
                                                 -------------  -------------
                                                    5,300,193      5,379,059
                                                 -------------  -------------
                                                 $144,064,476   $146,732,852
                                                 =============  =============




 LIABILITIES AND STOCKHOLDERS' EQUITY              31-Mar-94      30-Sep-93
                                                 -------------  -------------
 CURRENT LIABILITIES:
 --------------------
   Long-term debt due within one year              $3,269,006     $3,243,325
   Notes payable                                      697,431        261,160
   Accounts payable - trade                         2,495,840      2,418,739
   Sales and occupancy taxes                        1,253,938      1,211,561
   Accrued expenses:
     Payroll and payroll taxes                      1,803,673      1,421,127
     Rent and property taxes                        1,707,500      2,706,849
     Insurance                                      3,387,434      3,281,682
     Interest and other                             2,179,533      2,183,724
   Income taxes payable                                57,204        219,802
                                                 -------------  -------------
       Total current liabilities                   16,851,559     16,947,969
                                                 -------------  -------------

   LONG-TERM DEBT:
   ---------------

   First Mortgages                                101,221,649    102,926,861
   Capital lease obligations                          309,175        542,121
   Chattel mortgages                                1,086,132        625,934
   Installment loans and other                        309,500        313,692
                                                 -------------  -------------
                                                  102,926,456    104,408,608
   Less amounts due within one year                 3,269,006      3,243,325
                                                 -------------  -------------
                                                   99,657,450    101,165,283
                                                 -------------  -------------

   Minority Interest                                  555,769        517,096
                                                 -------------  -------------
   Deferred Other                                   1,311,422      1,410,978
                                                 -------------  -------------
   Deferred Income Taxes                            5,428,696      5,721,882
                                                 -------------  -------------



   STOCKHOLDERS' EQUITY:
   ---------------------
   Common Stock - $1 par 10 Mill shares
     authorized shares issued 4,117,813             4,117,813      4,117,813
   Paid in capital                                 14,613,138     14,613,138
   Retained earnings                               45,617,109     46,327,055
                                                 -------------  -------------
                                                   64,348,060     65,058,006
   Less treasury shares at cost
   1,476,914 in 1994 ;  1,476,904 in 1993          44,088,480     44,088,362
                                                 -------------  -------------
   Total stockholders' equity                      20,259,580     20,969,644
                                                 -------------  -------------
                                                 $144,064,476   $146,732,852
                                                 =============  =============


                                            UNITED INNS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENT OF INCOME


                                                    SIX MONTHS ENDED                  QUARTER ENDED
                                            -------------------------------   -------------------------------
                                               31-Mar-94       31-Mar-93         31-Mar-94       31-Mar-93
                                            --------------- ---------------   --------------- ---------------
Revenues
  Rooms                                        $33,506,338     $32,827,433       $18,180,326     $17,303,617
  Restaurants                                    7,702,714       8,224,056         3,821,653       4,393,112
  Car washes                                       528,102         914,049           285,102         336,308
  Telephone & sundry                             2,056,921       2,316,720         1,137,029         848,404
                                            --------------- ---------------   --------------- ---------------
                                                43,794,075      44,282,258        23,424,110      22,881,441
                                            --------------- ---------------   --------------- ---------------

Operating costs and expenses:
  Direct:
    Rooms                                       22,235,414      23,041,869        11,442,210      11,525,405
    Restaurants                                  7,564,379       8,201,220         3,785,598       4,065,680
    Car washes                                     494,154       1,078,383           251,379         373,934
    Telephone & sundry                             902,609         948,127           448,665         461,516
  Marketing, administrative and general          4,919,343       4,947,226         2,536,814       2,386,428
  Depreciation                                   4,520,440       4,501,645         2,301,321       2,217,297
                                            --------------- ---------------   --------------- ---------------
                                                40,636,339      42,718,470        20,765,987      21,030,260
                                            --------------- ---------------   --------------- ---------------
Operating income                                 3,157,736       1,563,788         2,658,123       1,851,181

  Interest expense                              (4,899,659)     (4,897,953)       (2,451,369)     (2,414,096)
  Minority interest                                (38,673)        (23,519)          (23,618)        (17,726)
  Gain on sale of assets                           890,548       1,222,338           890,548       1,222,338
                                            --------------- ---------------   --------------- ---------------
Income (loss) before income taxes                 (890,048)     (2,135,346)        1,073,684         641,697
Income taxes (credit)                             (180,102)       (789,470)          488,296         197,385
                                            --------------- ---------------   --------------- ---------------
Net income (loss)                                ($709,946)    ($1,345,876)         $585,388        $444,312
                                            =============== ===============   =============== ===============
Per share of common stock
  Net income (loss)                                 ($0.27)         ($0.51)            $0.22           $0.17
                                            =============== ===============   =============== ===============
Weighted average shares
of common stock                                  2,640,908       2,640,909         2,640,906       2,640,909
                                            =============== ===============   =============== ===============
Dividends per share                                  $0.00           $0.00             $0.00           $0.00
                                            =============== ===============   =============== ===============


                             UNITED INNS, INC. AND SUBSIDIARIES

                            Consolidated Statement of Cash Flows
                                        (Unaudited)



                                                          Six Months Ended March 31,
                                                           1994             1993
                                                      --------------   --------------
OPERATING ACTIVITIES
Net income (loss)                                         ($709,946)     ($1,345,876)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                         4,745,001        4,706,408
    Loss (gain) from property dispositions                 (959,211)      (1,222,338)
    Deferred income taxes                                  (293,186)        (831,812)
    Minority interest                                        38,673           23,519
  Changes to operating assets and liabilities:
    Accounts receivable                                     381,427         (526,976)
    Inventories                                             (33,747)          70,930
    Prepaid expenses                                       (467,781)        (248,046)
    Accounts payable                                         74,096          885,379
    Accrued expenses                                       (522,417)      (1,207,356)
    Income taxes payable                                   (162,598)         (92,891)
                                                      --------------   --------------
Net cash provided by (used for) operating activities      2,090,311          210,941
                                                      --------------   --------------
INVESTING ACTIVITIES
    Purchase of property, plant and equipment            (1,178,392)      (2,827,606)
    Proceeds from sale of fixed assets                    2,047,769        2,106,468
    Payments received on notes receivable                    51,900            3,305
    Other investing activities                             (686,339)        (626,697)
                                                      --------------   --------------
Net cash provided by (used for) investing activities        234,938       (1,344,530)
                                                      --------------   --------------
FINANCING ACTIVITIES
    Payments on long-term debt                           (2,073,238)      (1,505,530)
    Other financing activities                                 (118)         946,950
                                                      --------------   --------------
Net cash provided (used for) financing activities        (2,073,356)        (558,580)
                                                      --------------   --------------
Increase (Decrease) in cash and cash equivalents            251,893       (1,692,169)
Cash and cash equivalents at beginning of year            4,095,215        3,916,377
                                                      --------------   --------------
Cash and cash equivalents at end of period               $4,347,108       $2,224,208
                                                      ==============   ==============

Supplemental disclosures of cash flow information:
Cash paid (received) during the nine months for:
  Interest                                               $4,685,830       $5,240,084

  State and federal income taxes                            254,424          100,903

Supplemental schedule of non-cash investing and
 financing activities:
  Debt to acquire property, plant and equipment             551,677
  Restricted cash used to purchase property,
    plant and equipment                                     580,050          500,384
  Note received in exchange for property                                   1,400,000


                       UNITED INNS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1994

Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report of Form 10-K of United Inns, Inc. for the year ended September 30, 1993. The statement of income for the three months ended March 31, 1993 has been restated in certain instances for comparability purposes. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending September 30, 1994.

Note B - Inventories

     Inventories are stated at the lower of cost or market on a first in, first out basis. Included in inventory classified as Supplies are hotel linens and restaurant supplies, consisting primarily of china, silverware, and cooking utensils, car wash operating and cleaning supplies. Following is a summary of items included under the caption, "Inventories":



                                  March 31, 1994    September 30, 1993
                                  --------------    ------------------
          Merchandise:
            Food and Beverage       $   309,703         $   297,064
            Car Wash                     12,138              15,681
                                    -----------         -----------
                                        321,841             312,745

          Supplies                      598,389             573,738
                                    -----------         -----------

          Total Inventories         $   920,230         $   886,483
                                    -----------         -----------
                                    -----------         -----------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Registrant reported cash flow from operating activities for the first six months of fiscal 1994 in the amount of $2.1 million, as compared with $.2 million for the same period in 1993. Total cash flow for fiscal year to date 1994 was $.3 million, as compared with a deficit of $1.7 million for the 1993 six month period.

During second quarter of fiscal 1994 sales proceeds of $2.0 million were received from the sale of surplus vacant land in Atlanta and a former car wash site in Dallas. During the first six months of fiscal 1993, the Registrant realized net sales proceeds of $1.9 million on the sale of a hotel and five operating car wash units.

During the first six months of fiscal 1994 the Registrant expended $2.3 million on capital expenditures, consisting principally of renovation projects on six hotels and television replacements at seven hotels. Funding of these expenditures was accomplished with $.6 million in installment sales contracts; $.6 million from restricted cash deposits; with the remaining $1.1 million provided from operating cash flow.

With improving cash flows and sale of targeted properties, the Registrant believes short term cash flow needs for working capital and renovation programs will be provided.

RESULTS OF OPERATIONS

REVENUES - total revenues for the six months ended March 31, 1994 decreased by $.5 million over the corresponding period ended March 31, 1993. Decreased revenues resulted primarily from decreased car wash revenues of $.4 million as compared with the same period of fiscal 1993, influenced by the fact that only one car wash unit was operated during the 1994 six months period. In fiscal 1993 six other car wash units were operated for just over two months of that year. Five were sold in early December, 1992 and one other unit was closed.

Although gross hotel revenues declined by $56,000 for the six months of fiscal 1994, gross revenues attributable to two hotels which were disposed of in fiscal 1993 amounted to $1.2 million. The Registrant's most important revenue element, hotel room revenue improved by $.7 million for the six months, however same hotel room revenue increased by $1.6 million.

Following is a table comparing room revenues, relative occupancy levels and average daily room rates (ADR) of the twenty-eight hotels remaining in the system for the six months and quarter ended March 31:


                       SIX MONTHS                  QUARTER
                ------------------------  ------------------------
                    1994         1993         1994         1993
                -----------  -----------  -----------  -----------
  Room Revenue  $33,506,000  $31,864,000  $18,180,000  $16,969,000
  Occupancy         51.04%       48.44%       53.74%       51.45%

  ADR              $54.56       $51.66       $56.62       $52.31


Food and beverage and sundry revenues decreased by $.7 million for the six months and by $.3 million for the quarter from the same periods last year. Decreased other revenues attributable to the two hotels disposed of were $.2 million and $.1 million for the respective periods.

OPERATING COSTS AND EXPENSES - total operating costs and expenses decreased by $2.1 million for the six month period and by $.3 million for the quarter ended March 31, 1994. The reduction attributable to the two hotels which were disposed of was $1.4 million for the six months and $.6 million for the quarter. Additionally, operating costs and expenses of the car washes decreased by $.7 million for the six months and by $.2 million for the quarter.

GAIN ON DISPOSITION OF ASSETS - a gain of $.9 million was recognized upon the sale during the second quarter of fiscal 1994 of an unimproved tract of land in Atlanta and a former car wash unit in Dallas. During second quarter of fiscal 1993 the Registrant reported a gain of $1.2 million on the sale of a hotel in Houston.

INCOME TAXES - effective October 1, 1993 the Registrant changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards ("FAS") No. 109, "Accounting for Income Taxes". As permitted under the new rule, prior years' financial statements have not been restated. The cumulative effect of adopting this statement as of October 1, 1993 was immaterial to net earnings. The effective tax rates for the 1994 six months period was a tax credit of 20.4%, compared with a credit of 37% for the same period last year. For the quarters, the effective tax rate was 50.3% for 1994 as compared with 30.8% for the 1993 second quarter. Since the emphasis of the FAS 109 tax calculation is on the computation of deferred income taxes resulting from timing differences in book and tax treatment of expenses and in valuation of net operating loss carryforwards, the provision for income tax does not correlate directly to reported income before taxes for fiscal 1994.

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Frazee, Tate and Associates independent certified public accountants, have performed a review of the consolidated balance sheet as of March 31 1994 and September 30, 1993, and the consolidated statement of income, and the consolidated statement of cash flows for the six months ended March 31, 1994 and 1993, included in this report. Such reviews were made in accordance with standards established by the American Institute of Certified Public Accountants. All adjustments or additional disclosures proposed by Frazee, Tate and Associates have been reflected in the data presented.

                   PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the quarter ended March 31, 1994.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          Exhibit 1 - Report on Review by Independent Certified
          Public Accountants.

     (b)  Reports on Form 8-K -- There were no reports on Form
          8-K filed for the quarter ended March 31, 1994, as no events which require the filing of Form 8-K occurred during the quarter.

                                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNITED INNS, INC.
                                     (Registrant)


                                /s/ J. D. Miller
                                -----------------------------
                                J. D. Miller
                                Vice President - Finance and
Date:   May 13, 1994            Chief Accounting Officer
      ----------------

                    REPORT OF CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
United Inns, Inc.
Memphis, Tennessee


We have made a review of the consolidated balance sheet of United Inns, Inc. and Subsidiaries as of March 31, 1994, and September 30, 1993, and the consolidated statement of income, and the consolidated statement of cash flows for the six month period ended March 31, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

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



                                            /s/ Frazee, Tate & Associates
                                            -----------------------------
                                            FRAZEE, TATE & ASSOCIATES
                                            Certified Public Accountants
                                            Memphis, Tennessee







May 13, 1994