Form 10-Q
period 1994-06-30
UNITED INNS INC
filed 1994-08-22
CIK 101281

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

               ----------------------------------



         Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                -------------------------------


For Quarter ended  June 30, 1994 -- Commission File Number 1-6848


                        UNITED INNS, INC.

- - ------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Delaware                        58-0707789
- - -------------------------------     ----------------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification Number)


5100 Poplar Ave.- Suite 2300,     Memphis, Tennessee      38137
- - ----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

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

                                    YES    X         NO
                                       ----------      ----------

Indicate the number of shares outstanding of each issuer's classes of common stock as of the close of the period covered by this report.


        Class                         Outstanding at June 30, 1994
- - --------------------------            ----------------------------
Common Stock, $1 par value                  2,640,899 shares

                        UNITED INNS, INC.

                   Form 10-Q Quarterly Report

                        June 30, 1994


                              Index


Part I Financial Information:                               Page No.

     Consolidated Balance Sheet                                3
      June 30, 1994 and September 30, 1993

     Consolidated Statement of Income -
      Nine Months Ended June 30, 1994 and 1993                 4

     Consolidated Statement of Cash Flows
      Nine Months Ended June 30, 1994 and 1993                 5

     Notes to Financial Statements                             6

     Report on Review by Independent Certified
      Public Accountants                                       7

     Management's Discussion and Analysis of Consolidated   8-10
      Financial Condition and Results of Operations

     Review by Independent Certified Public Accountants       10

Part II Other Information:

     Other Information.                                       11

     Signature                                                11

     Exhibit 11 -- Statement re computation of per
      share earnings                                          12

                            INNS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



ASSETS
                                                 JUN 30, 94     SEP 30, 93
                                                -------------  -------------

CURRENT ASSETS:
  Cash and cash equivalents  (Note B)             $6,445,979     $4,095,215
  Current portion of long-term receivables         1,022,927      1,072,113
  Accounts receivable - net of allowance
   for bad debts of $77,530 for June 94
   and $78,835 for Sep 93:
      Trade                                        3,340,580      2,593,459
      Other                                          512,396      1,085,197
  Inventories (Note C)                               887,403        886,483
  Prepaid expenses                                 7,112,290      6,084,713
  Property held for sale (Note D)                  8,229,000
                                                -------------  -------------
        Total current assets                      27,550,575     15,817,180
                                                -------------  -------------

INVESTMENTS:
  Long-term receivables less
   current maturities                                259,489        313,424
  Land not in use - at cost                        8,018,648      8,907,151
  Other investments - at cost                         10,000         10,000
                                                -------------  -------------
                                                   8,288,137      9,230,575
                                                -------------  -------------

PROPERTY AND EQUIPMENT - at cost:

  Land                                            12,361,728     13,696,986
  Building and improvements                      137,098,771    155,159,524
  Furnishings and equipment                       25,013,363     30,508,425
  Property under capital leases                    3,714,804      3,714,804
                                                -------------  -------------
                                                 178,188,666    203,079,739
  Less accumulated depreciation                   86,581,185     91,457,432
                                                -------------  -------------
                                                  91,607,481    111,622,307
  Construction in progress                         2,658,351        575,851
  Property held for sale                           2,028,603      4,107,880
                                                -------------  -------------
                                                  96,294,435    116,306,038
                                                -------------  -------------

OTHER ASSETS:
  Franchises                                         619,005        674,143
  Deferred loan and other expenses                 1,615,393      1,590,596
  Restricted cash                                  3,164,438      3,114,320
                                                -------------  -------------
                                                   5,398,836      5,379,059
                                                -------------  -------------
                                                 $137,531,983   $146,732,852
                                                -------------  -------------
                                                -------------  -------------


  LIABILITIES AND STOCKHOLDERS' EQUITY

                                             JUN 30, 94     SEP 30, 93
                                            -------------  ------------

CURRENT LIABILITIES:
  Long-term debt due within one year         $10,538,997     $3,243,325
  Notes payable                                  541,050        261,160
  Accounts payable - trade                     1,952,709      2,418,739
  Sales and occupancy taxes                    1,324,336      1,211,561
  Accrued expenses:
    Payroll and payroll taxes                  1,854,983      1,421,127
    Rent and property taxes                    2,327,051      2,706,849
    Insurance                                  3,542,203      3,281,682
    Interest and other                         2,521,443      2,183,724
  Income taxes payable                           211,041        219,802
                                            -------------  ------------
      Total current liabilities               24,813,813     16,947,969
                                            -------------  ------------

LONG-TERM DEBT:
  First Mortgages                            100,565,544    102,926,861
  Capital lease obligations                      185,566        542,121
  Chattel mortgages                            1,171,679        625,934
  Installment loans and other                    307,356        313,692
                                            -------------  ------------
                                             102,230,145    104,408,608
  Less amounts due within one year            10,538,997      3,243,325
                                            -------------  ------------
                                              91,691,148    101,165,283
                                            -------------  ------------

Minority Interest                                578,348        517,096
                                            -------------  ------------
Deferred Other                                 1,265,437      1,410,978
                                            -------------  ------------
Deferred Income Taxes                          3,159,504      5,721,882
                                            -------------  ------------



STOCKHOLDERS' EQUITY:

  Common Stock - $1 par 10 Mill shares
    authorized shares issued 4,117,813         4,117,813      4,117,813
  Paid in capital                             14,613,138     14,613,138
  Retained earnings                           41,381,262     46,327,055
                                            -------------  ------------
                                              60,112,213     65,058,006
  Less treasury shares at cost
  1,476,914 in 1994 ;  1,476,904  in 1993     44,088,480     44,088,362
                                            -------------  ------------
  Total stockholders' equity                  16,023,733     20,969,644
                                            -------------  ------------
                                            $137,531,983   $146,732,852
                                            -------------  ------------
                                            -------------  ------------


                                   UNITED INNS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF INCOME
                                               (Unaudited)


                                      NINE MONTHS ENDED            QUARTER ENDED
                                   ---------------------------  ---------------------------
                                      30-Jun-94     30-Jun-93      30-Jun-94     30-Jun-93
                                   ------------- -------------  ------------- -------------
Revenues
  Rooms                             $52,462,722   $51,727,456    $18,956,384   $18,900,023
  Restaurants                        11,419,253    12,239,913      3,716,539     4,015,857
  Car washes                            735,695     1,192,238        207,593       278,189
  Telephone & sundry                  3,174,715     3,523,468      1,117,794     1,206,748
                                   ------------- -------------  ------------- -------------
                                     67,792,385    68,683,075     23,998,310    24,400,817
                                   ------------- -------------  ------------- -------------
Operating costs and expenses:
  Direct:
    Rooms                            33,900,001    35,399,762     11,664,587    12,357,893
    Restaurants                      11,253,692    12,280,777      3,689,313     4,079,557
    Car washes                          709,323     1,388,946        215,169       310,563
    Telephone & sundry                1,343,943     1,444,754        441,334       496,627
  Marketing, administrative and gen   7,391,868     7,418,128      2,472,525     2,470,902
  Depreciation                        6,739,495     6,660,236      2,219,055     2,158,591
                                   ------------- -------------  ------------- -------------
                                     61,338,322    64,592,603     20,701,983    21,874,133
                                   ------------- -------------  ------------- -------------
Operating income                      6,454,063     4,090,472      3,296,327     2,526,684

  Interest expense                   (7,306,564)   (7,481,515)    (2,406,905)   (2,583,562)
  Minority interest                     (61,252)      (54,530)       (22,579)      (31,011)
  Gain (loss) on disposition of ass  (6,287,511)    1,406,265     (7,178,059)      183,927
                                   ------------- -------------  ------------- -------------
Income (loss) before income taxes    (7,201,264)   (2,039,308)    (6,311,216)       96,038
Income taxes (credit)                (2,255,471)     (629,708)    (2,075,369)      159,762
                                   ------------- -------------  ------------- -------------
Net income (loss)                   ($4,945,793)  ($1,409,600)   ($4,235,847)     ($63,724)
                                   ============= =============  ============= =============
Per share of common stock
  Net income (loss)                      ($1.87)       ($0.53)        ($1.60)       ($0.02)
                                   ============= =============  ============= =============
Weighted average shares
of common stock                       2,640,905     2,640,909      2,640,899     2,640,909
                                   ============= =============  ============= =============
Dividends per share                       $0.00         $0.00          $0.00         $0.00
                                   ============= =============  ============= =============


                       UNITED INNS, INC. AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                                   (Unaudited)




                                                         Nine Months Ended June 30,
                                                           1994             1993
                                                      --------------   --------------
OPERATING ACTIVITIES:
Net income (loss)                                       ($4,945,793)     ($1,409,600)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                         7,077,979        6,961,761
    Loss (gain) from property dispositions                6,218,848       (1,391,220)
    Deferred income taxes                                (2,562,378)        (919,522)
    Minority interest                                        61,252           54,530
  Changes to operating assets and liabilities:
    Accounts receivable                                    (174,320)        (346,888)
    Inventories                                             (12,592)          28,987
    Prepaid expenses                                       (749,826)        (195,583)
    Accounts payable                                       (575,970)         200,684
    Accrued expenses                                        604,592         (330,277)
    Income taxes payable                                     (8,761)         (96,301)
                                                      --------------   --------------
Net cash provided by  operating activities                4,933,031        2,556,571
                                                      --------------   --------------

INVESTING ACTIVITIES:
    Purchase of property, plant and equipment            (1,911,297)      (4,077,119)
    Proceeds from sale of fixed assets                    3,216,207        3,206,468
    Payments received on notes receivable                   103,120          502,436
    Other investing activities                           (1,061,875)      (1,114,635)
                                                      --------------   --------------
Net cash provided by (used for) investing activities        346,155       (1,482,850)
                                                      --------------   --------------

FINANCING ACTIVITIES:
    Payments on long-term debt                           (2,928,304)      (2,296,293)
    Other financing activities                                 (118)          (5,049)
                                                      --------------   --------------
Net cash provided (used for) financing activities        (2,928,422)      (2,301,342)
                                                      --------------   --------------

Increase (Decrease) in cash and cash equivalents          2,350,764       (1,227,621)
Cash and cash equivalents at beginning of year            4,095,215        3,916,377
                                                      --------------   --------------
Cash and cash equivalents at end of period               $6,445,979       $2,688,756
                                                      --------------   --------------
                                                      --------------   --------------

Supplemental disclosures of cash flow information:
Cash paid (received) during the nine months for:
  Interest                                               $7,033,418       $7,764,285

  State and federal income taxes                            311,533          337,109

Supplemental schedule of non-cash investing and
 financing activities:
  Debt to acquire property, plant and equipment             800,715           87,967
  Restricted cash used to purchase property,
    plant and equipment                                     762,676          568,458
  Loss recognized on property sold subsequent
    to close of third quarter                             6,637,807
  Note received in exchange for property                                     300,000


                  UNITED INNS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                              (Unaudited)

                            June 30, 1994

Note A - Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report of Form 10-K of United Inns, Inc. for the year ended September 30, 1993. The statement of income for the nine months ended June 30, 1993 has been restated in certain instances for comparability purposes. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending September 30, 1994.

Note B-Cash and Cash Equivalents
     Includes $2,748,645 of cash and cash equivalents of a wholly owned subsidiary subject to loan covenant agreements limiting the use of the funds to the financial benefit of six of the Registrant's hotel properties.

Note C-Inventories
     Inventories are stated at the lower of cost or market on a first in, first out basis. Included in inventory classified as Supplies are hotel linens and restaurant supplies, consisting primarily of china, silverware, and cooking utensils, car wash operating and cleaning supplies. Following is a summary of items included under the caption, "Inventories":


                                  June 30, 1994    September 30, 1993
                                  -------------    ------------------
          Merchandise:
            Food and Beverage     $   306,407         $   297,064
            Car Wash                    2,160              15,681
                                  -----------         -----------
                                      308,567             312,745
          Supplies                    578,836             573,738
                                  -----------         -----------

          Total Inventories       $   887,403         $   886,483
                                  -----------         -----------
                                  -----------         -----------

Note D-Property Held For Sale
     Represents realizable value of a hotel sold in the fourth quarter fiscal 1994 on which the loss was recognized in the Registrant's income statement for the nine months ended June 30, 1994.

Board of Directors
United Inns, Inc.
Memphis, Tennessee

We have made a review of the consolidated balance sheet of United Inns, Inc. and Subsidiaries as of June 30, 1994, and September 30, 1993, and the consolidated statement of income, and the consolidated statement of cash flows for the nine month period ended June 30, 1994 and 1993, in accordance with Statements on Standards for Accounting & Review Services issued by the American Institute of Certified Accountants.

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



                                   /s/Frazee Tate & Associates
                                   FRAZEE TATE & ASSOCIATES
                                   CERTIFIED PUBLIC ACCOUNTANTS
                                   MEMPHIS, TENNESSEE

August 20, 1994

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  LIQUIDITY AND CAPITAL RESOURCES

  The Registrant reported cash flow from operating activities for the first nine months of fiscal 1994 in the amount of 4.9 million, as compared with $2.6 million for the same period in 1993. Total cash flow for fiscal year to date 1994 was $2.4 million, as compared with a deficit of $1.2 million for the 1993 nine month period.

  In the third quarter of fiscal 1994 sales proceeds of $1.1 million were received from the sale of a hotel in Houston which had been closed since 1988.

  During second quarter of fiscal 1994 sales proceeds of $2.0 million were received from the sale of surplus vacant land in Atlanta and a former car wash site in Dallas.

  During the first nine months of fiscal 1993, the Registrant realized net sales proceeds of $3.2 million on the sale of a hotel and five operating car wash units.

  During the first nine months of fiscal 1994 the Registrant expended $3.4 million on capital expenditures, consisting principally of renovation projects on nine hotels and television replacements at twelve hotels. Funding of these expenditures was accomplished with $.7 million in installment sales contracts; $.8 million from restricted cash deposits; with the remaining $1.9 million provided from operating cash flows.

  Available proceeds, provided by the sale of a hotel subsequent to the close of the third quarter of fiscal 1994, amounting to $8.1 million were applied to payment of outstanding debt on the property sold and other properties included in a loan agreement with one of the Registrant's major lenders. Retirement of this debt will result in an annual interest savings of $590,000 for the term of the agreement, which matures on September 30, 1997.

  With improving cash flows and sale of targeted properties, the Registrant believes short term cash flow needs for working capital and renovation programs will be provided.

  RESULTS OF OPERATIONS

  Revenues - total revenues for the nine months ended June 30, 1994 decreased by $.9 million over the corresponding period ended June 30, 1993. Decreased revenues resulted from decreased car wash revenues of $.5 million as compared with the same period of fiscal 1993, influenced by the fact that only one car wash unit was operated during the 1994 nine months period. In fiscal 1993 six other car wash units were operated for just over two months of that year. Five were sold in early December, 1992 and one other unit was closed.

  Although gross hotel revenues declined by $.4 million for the nine months of fiscal 1994, gross revenues attributable to two hotels which were disposed of in fiscal 1993 amounted to $1.5 million. The Registrant's most important revenue element, hotel room revenue, improved by $.7 million for the nine months, however same hotel room revenue increased by $2.0 million.

  Following is a table comparing room revenues, relative occupancy levels and average daily room rates (ADR) of the twenty-eight hotels remaining in the system for the nine months and quarter ended June 30:


                         NINE MONTHS                 QUARTER
                  ------------------------  -------------------------
                      1994         1993          1994        1993
                  -----------  -----------  -----------  -----------
    Room Revenue  $52,463,000  $50,490,000  $18,956,000  $18,626,000

    Occupancy           52.89%       50.95%       56.55%       55.97%

    ADR                $54.78       $51.86       $55.19       $52.20


  Food and beverage and sundry revenues decreased by $1.1 million for the nine months and decreased by $.4 million for the quarter from the same periods last year. Decreased other revenues attributable to the two hotels disposed of were $.3 million and $.1 million for the respective periods.

  OPERATING COSTS AND EXPENSES - total operating costs and expenses decreased by $3.3 million for the nine month period and decreased by $1.2 million for the quarter ended June 31, 1994. The reduction attributable to the two hotels which were disposed of was $1.8 million for the nine months and $.4 million for the quarter. Additionally, operating costs and expenses of the car washes decreased by $.9 million for the nine months and by $.1 million for the quarter.

  GAIN ON DISPOSITION OF ASSETS - subsequent to the close of the third quarter an operating hotel located in Houston was sold at a loss of $6.64 million. The carrying value of the property was adjusted to its net realizable value and the loss was recognized in the third quarter. Additionally, another hotel located in Houston, which had been closed since 1988 was sold at a loss of $540,000. A gain of $.9 million was recognized upon the sale during the second quarter of fiscal 1994 of an unimproved tract of land in Atlanta and a former car wash unit in Dallas. During second quarter of fiscal 1993 the Registrant reported a gain of $1.2 million on the sale of a hotel in Houston, and recognized a deferred gain of $.2 million on the pay off of a note from a prior year hotel sale.

  INCOME TAXES - effective October 1, 1993 the Registrant changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards ("FAS") No. 109, "Accounting for Income Taxes". As permitted under the new rule, prior years' financial statements have not been restated. The cumulative effect of adopting this statement as of October 1, 1993 was immaterial to net earnings. The effective tax rates for the 1994 nine months period was a tax credit of 31.3%, compared with a credit of 30.9% for the same period last year. For the quarters, the effective tax rate was a credit of 32.9% for 1994 as compared with a tax expense of 166.4% for the 1993 third quarter. The combined effect of several factors during the third quarter of fiscal 1993 resulted in the abnormally high effective tax rate:

           *  There was a near breakeven income before tax ($96,000)

           * Taxable income was earned in states with state income taxes while losses were incurred in states having no state income taxes

           * Provision was made for $70,000 alternative minimum federal taxes during the quarter

           * $73,000 in nondeductible expenses were reflected in income before taxes



               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

  Frazee, Tate and Associates independent certified public accountants, have performed a review of the consolidated balance sheet as of June 30 1994 and September 30, 1993, and the consolidated statement of income, and the consolidated statement of cash flows for the nine months ended June 30, 1994 and 1993, included in this report. Such reviews were made in accordance with standards established by the American Institute of Certified Public Accountants. All adjustments or additional disclosures proposed by Frazee, Tate and Associates have been reflected in the data presented.

                                PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the quarter ended June 30, 1994.

Item 5.  Other Information.

The Registrant entered into a contract in August 1993 for the performance of consulting services related to its hotel operations and corporate structure. Compensation under the contract consisted of a monthly retainer fee, and a contractual right to a restricted stock award of 25,000 shares of the Registrant's common shares and an option to purchase an additional 35,000 shares at the then current average market price.

The above mentioned shares and option to purchase shares were to be fully vested, earned and delivered upon the completion of the full term and substantial performance under the conditions of the agreement, one year from the date of execution. Satisfactory completion of the consultant's performance under the agreement is expected during the Registrant's fourth quarter.

On August 4, 1994 the Registrant filed a Registration Statement Under the Securities Act of 1933, Form S-3, with the Securities and Exchange Commission for purpose of registering 60,000 shares of the Registrant's shares held in its treasury for utilization in the fulfillment of its obligation under the contract.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          Exhibit 11 - Statement re computation of per share
                       earnings

     (b)  Reports on Form 8-K -- There were no reports on Form
          8-K filed for the quarter ended June 30, 1994, as no events which require the filing of Form 8-K occurred during the quarter.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNITED INNS, INC.
                                   (Registrant)


                                /s/J. Don Miller
                                --------------------------------
                                J. Don Miller
                                Vice President - Finance and
Date:    August 20,1994         Chief Accounting Officer

EXHIBIT 11  STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                UNITED INNS, INC.
                      ADDITIONAL FULLY DILUTED COMPUTATION
                         Nine Months Ended June 30, 1994


                                                   NINE MONTHS       QUARTER
                                                   -----------     -----------
     Loss As Adjusted Per Fully
       Diluted Computation                         ($4,945,793)    ($4,235,847)
                                                   -----------     -----------
     Additional Adjustments to
     Weighted Average Shares Outstanding:

     Weighted Average Shares Outstanding
       Primary Computation                           2,640,905       2,640,899

     Additional Dilutive Effect of
       Contingent Shares Under Contractual
       Agreement                                        20,000          60,000
                                                   -----------     -----------

     Weighted Average Number of Shares
       Outstanding As Adjusted                       2,660,905       2,700,899
                                                   -----------     -----------

     Fully Diluted Loss Per Share (A)                   ($1.86)         ($1.57)
                                                   -----------     -----------

(A) This calculation is submitted in accordance with Regulation S-K Item 601(b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.
