Form 10-K/A
period 1993-09-30
UNITED INNS INC
filed 1994-09-26
CIK 101281

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1993
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          Commission file number 1-6848

                                UNITED INNS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                             58-0707789
     State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization

                         5100 POPLAR AVENUE, SUITE 2300
                           MEMPHIS, TENNESSEE 38137
              (Address of principal executive offices and zip code)

         Issuer's telephone number, including area code: (901) 767-2880

Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class          Name of Each Exchange on Which Registered
        -------------------          -----------------------------------------
   Common Stock, $1.00 par value              New York Stock Exchange
                                              Pacific Stock Exchange
                                            Philadelphia Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE.


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant as based upon the closing price of said stock on the New York Stock Exchange -- Composite Transaction Listing on December 17, 1993, ($8.75 per share): $12,257,201.

     As of December 17, 1993, 2,640,909 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on February 11, 1994, are incorported by reference into
Part III of this Report.

ITEM 1.   BUSINESS

          On December 7, 1993, Registrant had approximately 1,879 employees, including approximately 295 part-time employees who work an average of less than 30 hours per week.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

          During fiscal 1994 the Registrant expects to complete its program of replacement of a major portion of the television sets in its hotels which was started in fiscal 1993. Additionally, the Registrant plans to begin a two year program of replacement of all guest room door locks with modern technology electronic door locks and selective replacement of telephone systems in several of its hotels. Estimated costs for these projects during fiscal 1994 are from $1.6 million to $1.8 million, which are to be financed through lease purchase contracts and available cash. The Registrant has budgeted a moderate sum of $1.5 million to $2.0 million during fiscal 1994 for minor refurbishment projects and an additional $.5 million for completion of renovations in progress at three of its hotels. Funds for these renovations and the normal ongoing replacement of furnishings and equipment in the hotels are expected to be provided from available cash, restricted capital funds and cash flow. Timing of work on other longer term projects could be advanced should additional funds become available from sale of unused land parcels.

          The Registrant, as part of its asset management policy, analyzes its properties on a continuing basis to evaluate their market potentials as to location, guest requirements and brand affiliation. These evaluations are intensified when approaching significant decision points such as franchise and lease expiration dates. In the past the evaluation process has resulted in relicensing with same brand affiliation, change of brand affiliation, or disposal through sale or nonrenewal of property lease.

          In fiscal 1994 the Registrant will analyze two properties with leases which expire at the end of fiscal 1994 and early fiscal 1995 with the intention of renegotiating more favorable terms to allow the Registrant to continue its lessee position, or secure management contracts to operate the properties for the lessor. If the Registrant fails to secure more favorable terms, the Registrant will probably allow these leases to expire. During fiscal 1993 the combined gross revenue was $5.5 million and the combined net loss was $214,000 for these two hotels.

          The Registrant holds seven unused land parcels, one closed hotel, and five car wash sites of which all except one land parcel are available for sale.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Registrant hereby amends portions of its financial statements as follows:

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, PROPERTY AND EQUIPMENT

          The estimated useful lives utilized for computation of depreciation on property and equipment are as follows:


          Buildings and Improvements         10 To 40 Years
          Furnishings and Equipment          3 To 10 Years
          Capitalized Leases                 25 Years

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, POST RETIREMENT BENEFITS

          The Registrant adopted Statement of Financial Accounting Standards No. 106 "Employer's Accounting for

Post Retirement Benefits Other Than Pensions" in the current year ending September 30, 1993. The Registrant does not provide any form of post-retirement benefits for retired employees other than retirement benefits under a Section 401-K Plan, therefore adoption of the new standard had no impact on the Registrant's financial statements.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS

          Registrant's directors and executive officers have had the principal occupation described for at least five years, except for Ronald J. Wareham. Ronald J. Wareham has been President of R. J. Wareham & Company, Incorporated, a corporate financial advisory firm since 1991. From 1984 to 1991 he was a managing director of Dean Witter Reynolds' Corporate Finance Office in Atlanta, Georgia.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UNITED INNS, INC.

September 26, 1994            By:  /s/ J. Don Miller
                                  -----------------------------------------
                              J. Don Miller, Vice President and Chief
                              Accounting Officer