Form 10-Q/A
period 1993-12-31
UNITED INNS INC
filed 1994-09-26
CIK 101281

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

                     FOR THE QUARTER ENDED DECEMBER 31, 1993

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
Yes  X  No
    ---    ---
     As of December 31, 1993, 2,640,909 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

PART I FINANCIAL INFORMATION

Note C -- Deferred Income Taxes

     Effective October 1, 1993, the Registrant changed its method of accounting for income taxes to the asset and liability method required by Statement of Financial Accounting Standards No. 109. Prior years' financial statements were not restated. The cumulative effect of adopting this accounting statement was immaterial.

     Following is a summary of the significant components of the Registrant's deferred tax assets and liabilities:


                                          December 31, 1993  September 30, 1993
                                          -----------------  ------------------

Depreciation                                $11,642,497         $11,305,775

Other                                           394,670             394,670
                                             ----------          ----------

Gross deferred tax liabilities               12,037,167          11,700,445
                                             ----------          ----------

Tax credit and net operating loss
carryforwards                                (8,869,594)         (8,128,967)

Vacation                                       (260,587)           (283,566)

Other                                          (444,226)           (469,854)
                                             ----------          ----------
Gross deferred tax assets                    (9,574,407)         (8,882,387)
                                             ----------          ----------

Valuation allowance                           2,623,594           2,903,824
                                             ----------          ----------

                                            $ 5,086,354         $ 5,721,882
                                             ----------          ----------
                                             ----------          ----------


     For the quarter, differences between the federal statutory tax rate and the Registrant's effective tax rate are immaterial.

     A valuation allowance has been established for that portion of NOL and tax credit carryforwards not offset by existing taxable differences reversing within the carryforward period.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UNITED INNS, INC.

September 26, 1994            By:  /s/ J. Don Miller
                                  ------------------------------------------
                              J. Don Miller, Vice President and Chief
                              Accounting Officer