Form 10-Q/A
period 1994-06-30
UNITED INNS INC
filed 1994-11-04
CIK 101281

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q/A

                          Amendment No.1
               ----------------------------------



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

                                PART II. OTHER INFORMATION

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


In July 1994, due to the improved economic conditions in market factors in the hotel industry, the Company retained Smith Barney, Inc., as financial advisor to the Company, to analyze and evaluate various opportunities to maximize shareholder value, including the possible sale of all or a portion of the Company's assets and the possible merger of the Company for the consideration of stock or cash or a combination of stock and cash. The Company has entered into negotiations with a party regarding a proposed business combination pursuant to which its shareholders would be offered cash for their shares. The purpose of these negotiations is to determine whether the parties can agree to a definitive agreement, which would be subject to the approval of the Board of Directors of the Company.
There can be no assurance that a definitive agreement can be agreed to or that the Board of Directors would recommend approval of a proposed definitive agreement or that all of the conditions to a proposed business combination can be satisfied. The Company has also entered into an exclusive negotiation agreement with such party, which provides that the Company, subject to its fiduciary obligations under applicable law, will negotiate exclusively with such party to determine whether the Company and such party can agree to a definitive agreement and that, in certain circumstances, the Company will pay the other party's reasonable out-of-pocket expenses in certain categories and will pay a termination fee to the other party which escalates over time. The period during which the Company will negotiate exclusively with such party expires on the earlier of the signing of a definitive agreement, but not later than January 31, 1995.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNITED INNS, INC.
                                   (Registrant)


                                /s/ J. Don Miller
                                --------------------------------
                                J. Don Miller
                                Vice President - Finance and
Date:  November 4, 1994         Chief Accounting Officer