Form 10-K
period 1994-09-30
UNITED INNS INC
filed 1995-01-13
CIK 101281

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)                Annual Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934 [Fee Required]
   /X/
                                 For the fiscal year ended September 30, 1994

                                                  OR

  / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                 For the Transition period from ___________ to ______________

                           Commission file number 1-6848
                               ___________________

                                UNITED INNS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                58-0707789
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     5100 Poplar Avenue, Suite 2300, Memphis, TN              38137
     (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code:  (901) 767-2880
                              _____________________

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange
               Title of Each Class             on Which Registered
               -------------------           ---------------------
          Common Stock, $1.00 par value      New York Stock Exchange
                                             Pacific Stock Exchange
                                           Philadelphia Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES         X                 NO
             -------------------           ----------------------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                      /X/

  Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange--Composite Transaction Listing on December 12, 1994, ($24.25 per share): $35,254,965.

  As of December 12, 1994, 2,665,899 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

          DOCUMENTS INCORPORATED BY REFERENCE:
                    NONE

                             PART I
ITEM 1. BUSINESS.

    (a) The Registrant was organized in 1956 as a corporation. The Registrant engages primarily in the operation of hotels under Holiday Inns, Inc. licenses. The Registrant currently operates twenty-five (25) hotels; eight (8) in Atlanta, Georgia; six (6) in Houston, Texas; four (4) in Jackson, Mississippi; two (2) in Dallas, Texas; two (2) in Colorado Springs, Colorado; one (1) each in Flagstaff, Arizona; Santa Barbara, California; and Scottsdale, Arizona. All the hotels are equipped with year round temperature control, a swimming pool, telephone and free television in each room, twenty four hour switchboard service, wall to wall carpeting, on-premises parking and free advance reservation services. All hotels contain restaurants operated by the Registrant and sell liquor, except for the three (3) Hampton Inns located in Jackson, Mississippi; Atlanta, Georgia; and Houston, Texas; the Days Inn Dallas Regal Row; the two (2) Holiday Inn Express properties located in Atlanta, Georgia, and Colorado Springs, Colorado; which are limited service hotels located within line of sight of various food and beverage facilities.

    During fiscal year 1994, the Registrant sold the Holiday Inn Near Greenway Plaza located in Houston, Texas; sold a closed hotel located in Houston, Texas; and allowed its property lease to expire on the Super 8 Motel located in San Jose, California. Also during fiscal year 1994 the Registrant negotiated a short term license agreement for a leased property, and converted it from a Holiday Inn to a Howard Johnson Hotel, and subsequent to the close of the fiscal year, on November 30, 1994 allowed its lease to expire and ceased to operate the property.

    The Registrant owns and operates one (1) Mr. Pride Car Wash unit in
Houston, Texas. The car wash center uses modern semi-automatic car washing equipment. Automobiles are pulled by a conveyer through a series of washing, rinsing and drying cycles. The unit is operated on leased property with a lease expiration date of October 31, 1995.

    Additionally, the Registrant owns four(4) closed car wash units which are being held for disposition.

    During fiscal year 1994, the Registrant sold one (1) car wash unit in Dallas, Texas.

    There have been no significant changes in the kinds of products produced or services rendered by the Registrant or in the markets or methods of distribution since the beginning of the fiscal year, October 1, 1993.

    The Registrant currently has no new hotel developments underway or planned.

    See Current Developments, Item 1 (d).

    (b) (1) The Registrant's businesses are highly competitive. The hotels are in competition with hotels and other motels within their immediate area. Due to the highly competitive nature of the lodging industry, the Registrant is required to make continuing expenditures for modernizing, refurnishing and maintaining existing facilities.

        (2) The Registrant's business is not materially dependent upon a single or few customers, the loss of whom would have a material adverse effect on the business of the Registrant.

        (3) The license agreements that have been issued by Holiday Inns, Inc., Hampton Inns, Days Inns of America Franchising, Inc., Ramada, Inc., and Howard Johnson Franchise Systems, Inc. to the Registrant are considered to be of considerable importance. The Registrant has location licenses for its properties. The original license agreement for new hotels is generally for a period of twenty (20) years. License agreements for hotel conversions are generally issued for periods of ten (10) to fifteen (15) years. The Registrant may request license extensions from its licensors prior to the end of the term of the license. Each license is terminable by licensors for cause, including failure to conform to certain minimum standards.

        (4) An insignificant sum was spent by the Registrant during each of the last two fiscal years on research activities.

        (5) Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, has not required any capital expenditures of a material nature, nor has it had any material effect on earnings or the competitive position of the Registrant and its subsidiaries.

        (6) On November 24, 1994, the Registrant had approximately 1,887 employees, including approximately 297 part-time employees who work an average of less than 30 hours per week.

        (7) Four (4) of the Registrant's hotels located in Colorado and Arizona are dependent to a large extent upon the summer and winter vacation seasons.

    (c) The Registrant has one primary business segment, the operation of hotel properties. This segment represents greater than 90% of consolidated revenue operating profit and identifiable assets. All revenues were derived from domestic operations. There are no material customers and no material government contracts.

    (d) Current Development - On November 14, 1994, the Company entered into an Agreement and Plan of Merger with United/Harvey Holdings, L.P., United/Harvey Hotels, Inc. and United/Harvey Sub, Inc. Reference is made to the disclosure concerning such agreement contained in Part II, Item 7, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operation, under the caption "Current Developments".

ITEM 2.     PROPERTIES

                                               NUMBER OF ROOMS
                                               ---------------
HOTEL DIVISION                               Originally  Presently
- -------------- -
Holiday Inn Hotels:
  Atlanta, Georgia
    Airport North - owned(1)                      301     492
    South (I-75/U.S. 41) - owned(1)               180     180
    I-285/Powers Ferry Rd. - owned(1)             300     300
    Perimeter Mall/Dunwoody Area - owned(1)       252     250
  Colorado Springs, Colorado
    North - owned                                 220     220
  Dallas, Texas
    Brook Hollow/Love Field - owned(1)            358     356
  Houston, Texas
    Intercontinental Airport - owned(1)           210     400(3)
    West Loop Near the Galleria - owned(1)        214     318(3)
    Medical Center - owned(2)                     298     296
    I-10 West at Loop 610 - owned(1)              252     249
  Jackson, Mississippi
    North - owned                                  54     254
    Southwest - owned(1)                          102     289
    Downtown - owned(1)                           359     358
  Santa Barbara, California - owned(1)            159     154

Holiday Inn Express Hotels:
  Atlanta Georgia
    I-85 N/Northcrest (Express) - owned(1)        112     198
    I-20 East (Express) - owned(1)                167     165
  Colorado Springs, Colorado
    Central (Express) - owned(1)                  167     207

Hampton Inns:
  Jackson, Mississippi
    I-55 North - owned(1)                         118     118
  Marietta, Georgia
    I-75N (Marietta) - owned(1)                   140     140
  Houston, Texas
    I-10 East - owned                              89      89

Days Inns:
  Flagstaff, Arizona
    1000 West Highway 66 - owned                  120     156
  Dallas, Texas
    Stemmons & Regal Row - owned(1)               202     200
  Houston, Texas
    I-10 East/Mercury Drive - owned               156     156

Ramada Inn:
  Atlanta, Georgia
    Downtown - owned(1)                           253     473

Howard Johnson Hotels:
   Scottsdale, Arizona - lease of land (1)        216     216
                                                        -----

Total:                                                   6,234




(1) Subject to first mortgage.

(2) Subject to first and second mortgages.

(3) Properties with rooms in reserve, not currently in active inventory:

        Houston:
            Intercontinental Airport      96
            West Loop Near the Galleria  106



ITEM 3.   LEGAL PROCEEDINGS.

    No material legal proceedings are pending against the Registrant.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

     A description of the Company's executive officers is contained under
Part III, Item 10 below.

                             PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDERS MATTERS.

    The Registrant's Common Stock is traded on the New York Stock Exchange, Pacific Stock Exchange, and Philadelphia Stock Exchange under the symbol "UI". The following table gives the high and low sale prices per share of the Registrant's Common Stock on the New York Stock Exchange - Composite Tape, for the past two fiscal years, as reported by the New York Stock Exchange.

                         1994                  1993
                    ----------------      ----------------
                    High         Low      High     Low
                    ----         ---      ----     ---
    1st Quarter      9 1/4       5 1/2   2 3/8    1 1/2
    2nd Quarter     14 1/2       7 1/2   5        2 3/8
    3rd Quarter     14 1/4       8 7/8   4 3/8    3 5/8
    4th Quarter     18          12       6 3/4    3 5/8

    As of December 12, 1994, the approximate number of shareholders was 1,366. No dividends were paid during fiscal 1994 or 1993.

ITEM 6.  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

         (in thousands except per share data, rooms in operation and percentages)

                                                                     FISCAL YEAR ENDED SEPTEMBER 30
                                                    ------------------------------------------------------------
                                                         1994        1993        1992        1991        1990
                                                      ----------  ----------  ----------  ----------  ----------
OPERATING RESULTS:
Revenues............................................ $   93,130  $   92,923  $   99,161  $  112,591  $  120,924
                                                      ----------  ----------  ----------  ----------  ----------
Costs and expenses..................................     74,390      76,389      84,376      95,709      97,708
Depreciation........................................      9,078       9,031       9,939      11,159      11,319
Interest and financing..............................     10,117       9,946       9,803      13,943      15,968
Minority interest...................................         81          54          39          91         109
                                                      ----------  ----------  ----------  ----------  ----------
                                                         93,666      95,420     104,157     120,902     125,104
                                                      ----------  ----------  ----------  ----------  ----------
Income (loss) from continuing operations............       (536)     (2,497)     (4,996)     (8,311)     (4,180)
Gain (loss) from property dispositions..............     (6,266)      1,251      (3,634)                  8,319
Loss contingency....................................                                388      (1,718)
                                                      ----------  ----------  ----------  ----------  ----------
Income (loss) from continuing operations
 before income taxes................................     (6,802)     (1,246)     (8,242)    (10,029)      4,139
Income taxes........................................     (1,297)       (430)     (3,291)     (3,317)      4,741
                                                      ----------  ----------  ----------  ----------  ----------
Income (loss) from continuing operations............     (5,505)       (816)     (4,951)     (6,712)       (602)
Discontinued operations
 Income (loss) from operations of
  (net of applicable income taxes)
   Furniture Manufacturing..........................                                                        139
 Gain on disposal of business segments
  (net of applicable income taxes)..................                                                      4,329
                                                      ----------  ----------  ----------  ----------  ----------
Net income (loss) before extraordinary item.........     (5,505)       (816)     (4,951)     (6,712)      3,866
Extraordinary item-gain on settlement
 of debt (net of applicable income taxes)...........                              1,907
                                                      ----------  ----------  ----------  ----------  ----------
 Net income (loss).................................. $   (5,505) $     (816) $   (3,044) $   (6,712) $    3,866
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------
Per share of common stock
 Income (loss) before discontinued operations....... $    (2.08) $    (0.31) $    (1.87) $    (2.54) $    (0.23)
 Income (loss) from discontinued operations.........                                                       0.05
 Gain (loss) on disposal of business segments.......                                                       1.64
 Extraordinary item.................................                               0.72
                                                      ----------  ----------  ----------  ----------  ----------
  Net income (loss)................................. $    (2.08) $    (0.31) $    (1.15) $    (2.54) $     1.46
                                                      ----------  ----------  ----------  ----------  ----------
Dividends per share................................. $     0.00  $     0.00  $     0.00  $     0.00  $     0.00
                                                      ----------  ----------  ----------  ----------  ----------
Average number of shares outstanding................      2,644       2,641       2,641       2,641       2,641
                                                      ----------  ----------  ----------  ----------  ----------
OTHER INFORMATION:
Total assets........................................ $  129,026  $  146,733  $  152,517  $  162,085  $  198,592
                                                      ----------  ----------  ----------  ----------  ----------
Property and equipment..............................     95,839     116,306     120,401     135,685     157,628
                                                      ----------  ----------  ----------  ----------  ----------
Long-term debt......................................     91,419     101,165     101,603     104,551     121,771
                                                      ----------  ----------  ----------  ----------  ----------
Shareholder' equity.................................     15,571      20,970      21,786      24,831      31,543
                                                      ----------  ----------  ----------  ----------  ----------
Book value per share................................ $     5.84  $     7.94  $     8.25  $     9.40  $    11.94
                                                      ----------  ----------  ----------  ----------  ----------
% of shareholders' equity to total assets...........       12.1%       14.3%       14.3%       15.2%       15.9%
                                                      ----------  ----------  ----------  ----------  ----------
Ratio of total liabilities to stockholders' equity..      7.3:1       6.0:1       6.0:1       5.6:1       5.3:1
                                                      ----------  ----------  ----------  ----------  ----------
Rooms in operation..................................      6,244       7,095       7,489       8,629       8,675
                                                      ----------  ----------  ----------  ----------  ----------
Occupancy...........................................       54.6%       51.7%       48.7%       49.7%       58.6%
                                                      ----------  ----------  ----------  ----------  ----------
Average Daily Room Rate............................. $    55.01  $    51.91  $    50.35  $    51.40  $    47.64
                                                      ----------  ----------  ----------  ----------  ----------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Developments

     On November 14, 1994, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") (a copy of which is attached to this Form 10-K, as Exhibit 2.0 and incorporated by reference herein) with United/Harvey Holdings, L.P. ("Purchaser"), United/Harvey Hotels, Inc. ("United/Harvey") and United/Harvey Sub, Inc. ("Merger Sub"), pursuant to which the Purchaser agreed to acquire all the shares of the issued and outstanding Common Stock of the Company (the "Shares") at a price of $25.00 per Share (the "Per Share Amount") in cash net to the selling stockholders ("Sellers"). The information set forth in Item 3(b)(ii), "Merger Agreement," in the Schedule 14D-9 filed by the Company with the Securities and Exchange Commission ("SEC") on November 23, 1994, attached hereto as Exhibit 2.1 (the "Schedule 14D-9"), is incorporated by reference herein.

     The acquisition of the Shares is to occur pursuant to an Offer to Purchase dated November 21, 1994, (the "Offer to Purchase") and the related Letter of Transmittal (which together constitute the "Offer") provided to the stockholders of the Company by the Purchaser and filed by the Purchaser with the SEC as exhibits to a Tender Offer Statement on Schedule 14D-1 on November 21, 1994. The information set forth in Item 3(b)(ii), "Merger Agreement; The Offer," in the
Schedule 14D-9, is incorporated by reference herein.

     The Merger Agreement provides, among other things, that after completion of the Offer, subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged into the Company (the "Merger") and the Company will survive as the surviving corporation and as a wholly-owned subsidiary of United/Harvey. Each outstanding Share, other than those held by United/Harvey or any subsidiary of the Company or in the treasury of the Company (all of which will be cancelled) and those Shares held by stockholders of the Company who promptly demand and perfect appraisal rights under the General Corporation Law of the State of Delaware, will be converted at the effective time of the Merger into the right to receive the Per Share Amount, in cash, without interest thereon. As described in the Offer to Purchase, Purchaser has expressly reserved the right, following the consummation of the Offer, to cause the Merger Agreement to be amended to provide non-tendering stockholders the option (the "Cash/Stock Option") to elect to receive in exchange for each share converted in the merger either (i) cash in the amount at least equal to the Per Share Amount or (ii) shares of common stock of United/Harvey. The Offer to Purchase provides that a number of factors will influence whether or not Purchaser makes the Cash/Stock Option available to non-tendering stockholders. The information set forth in
Item 2, "Tender Offer of the Bidder" and in Item 3(b)(ii), "Merger Agreement; The Merger," in the Schedule 14D-9, is incorporated by reference herein.

     It is contemplated that, upon the purchase of Shares by Purchaser pursuant to the Offer, the Company's Board of Directors will be reconstituted in its entirety to consist soley of Purchaser's designees. Any action of the Company's Board of Directors following the consummation of the Offer with respect to any amendment to the Merger Agreement will constitute an action of the Company's Board of Directors as then reconstituted. The information set forth in
Item 3(b)(ii), "Merger Agreement; The Board," in Schedule 14D-9 is incorporated by reference herein.

     At a special meeting of Company's Board of Directors held on November
14, 1994, the Board of Directors unanimously (a) determined that the Offer and the cash Merger are in the best interests of the Company's stockholders, (b) approved the Merger Agreement and the transactions contemplated thereby, including the Offer and the cash Merger, and (c) resolved to recommend that the Company's stockholders accept the Offer.

     The Board of Directors recommends that the Company's stockholders accept the Offer as set forth in the Company's response to the Offer filed on Schedule 14D-9. The information set forth in Item 3(b)(ii), "The Offer; Conditions to the Offer," Item 3(b)(ii), "The Merger," and Item 4, "The Solicitation or Recommendation," in the Schedule 14D-9 is incorporated by reference herein.

     Cockroft Consolidated Corporation, the owner of approximately 45.4% of the Shares, has agreed to and has tendered the Shares owned by it into the Offer pursuant to an agreement between Purchaser and Cockroft Consolidated Corporation (the "Cockroft Agreement"). The information set forth in Item 3(b)(v), "Cockroft Agreement," in the Schedule 14D-9 is incorporated by reference herein

The Offer expires January 20, 1995.

Liquidity and Capital Resources

Historically cash flow from operations and sales of surplus assets have been the primary sources of liquidity for the Company.

Cash flow from operating activities for fiscal 1994 was $8.5 million, an increase of $3.3 million over the 1993 level of $5.2 million.

During fiscal 1994 the Registrant expended $5.5 million on capital improvements, consisting principally of $3 million in expenditures on mid-scale renovation projects at ten (10) hotels, $.8 million on the replacement of television sets at thirteen (13) hotels and $.7 million on the purchase and installation of electronic door locks at eight (8) hotels and a telephone system for one (1) hotel. Funding of the expenditures was accomplished with $1.5 million in lease/purchase financing; $1.0 million from restricted cash deposits; with the remaining $3.0 million being provided from operating cash flow.

During fiscal 1994 the Registrant sold an operating Holiday Inn in Houston; a hotel in Houston, which had been closed since 1988; surplus vacant land in Atlanta; and a former car wash site in Dallas. Total gross sales proceeds net of the commissions and other costs related to the sales amounted to $11.4 million with $8.7 million applied to payment of debt and property taxes related to the properties, for a net proceeds of $2.7 million. Additionally, $.2 million of sales proceeds were received on the sale of old television sets and other furnishings and equipment. During its ten months of operation in fiscal 1994, the Holiday Inn in Houston had gross revenues of $2.8 million and a net loss before the sale, of $.6 million.

The lease on one hotel in San Jose, California expired on the last day of fiscal 1994 and another lease on a hotel in Dallas expired on November 30, 1994. Inasmuch as the Registrant was unable to negotiate acceptable renewal terms or other arrangements the leases were allowed to expire. During fiscal 1994 the combined gross revenue was $3.8 million and the combined net loss was $550,000 for these two hotels.

During fiscal year 1994 $1.1 million was deposited into restricted cash accounts held to fund capital expenditures on six of the Registrant's hotel properties. These deposits are reflected in the caption "Other investing activities" of the Consolidated Statement of Cash Flows.

At the end of Fiscal 1994 the Registrant had four (4) minor renovation projects underway which it expects to complete at a cost of $ .7 million.

As of December 31, 1994, the Registrant failed to meet certain ratios on a first mortgage loan on one of its hotels. Under the loan agreement the lender may, at its option, declare the Registrant to be in default under the loan agreement, accelerate the maturity of the loan, and require future management fees charged to the hotel to be paid to the lender and applied to principal reduction. In addition, the lender has advised the Company that consummation of the Merger will also constitute an event of default and that the lender will not waive the default. The balance on this loan at September 30, 1994, was $1,725,000. Management fees charged to this hotel during fiscal 1994 amounted to $181,770.

The Registrant holds seven unused land parcels and four car wash sites of which all except one land parcel are available for sale, however, none were actively being marketed at the close of year.

Results of Operations
The following table sets forth for the periods indicated, percentages which certain items reflected in the financial data bear to total revenues of the Company and the percentage increase or decrease in amounts of such items as compared to the indicated prior period:


                                                 RELATIONSHIP TO TOTAL REVENUES        PERIOD TO PERIOD
                                                          YEAR ENDED                 INCREASE  (DECREASE)
                                                         SEPTEMBER 30                    YEARS ENDED
                                                 -----------------------------       -------------------
                                                   1994      1993      1992           1994-93   1993-92
                                                 --------- --------- ---------       --------- ---------
Revenues:
Rooms                                                77.7 %    76.2 %    71.9 %           2.3 %    (0.8)%
Restaurants                                          16.0      17.2      18.0            (6.7)    (10.4)
Car washes                                            1.0       1.6       5.1           (41.5)    (70.0)
Telephone & Sundry                                    5.3       5.0       5.0             6.1      (6.0)
                                                 --------- --------- ---------
  Total Revenues                                    100.0     100.0     100.0             0.2      (6.3)
                                                 --------- --------- ---------
Operating costs and expenses:
Direct: *
  Rooms                                              63.9      66.9      69.2            (2.2)     (4.1)
  Restaurants                                       100.0     100.4     101.3            (7.2)    (11.2)
  Car washes                                        106.5     109.1      88.2           (42.9)    (62.9)
  Telephone and sundry                               35.1      41.6      42.5           (10.6)     (7.8)
Marketing, administrative and general                11.3      10.1      10.4            11.9      (9.3)
Depreciation                                          9.7       9.7      10.0             0.5      (9.1)
                                                 --------- --------- ---------
  Total operating costs and expenses:                89.6      91.9      95.1            (2.3)     (9.4)
                                                 --------- --------- ---------
Operating income                                     10.4       8.1       4.9            28.8      54.8

  Interest expense                                  (10.9)    (10.7)     (9.9)           (1.7)     (1.5)
  Minority interest                                  (0.1)     (0.1)      0.0           (50.9)    (39.6)
  Gain (loss) on disposition of assets               (6.7)      1.3      (3.7)         (601.0)    134.4
  Loss contingency                                    0.0       0.0       0.4             0.0    (100.0)
                                                 --------- --------- ---------
Income (loss) from operations
  before income taxes                                (7.3)     (1.4)     (8.3)         (445.9)     84.9
Income taxes (credit)                                (1.4)     (0.5)     (3.3)         (202.0)     86.9
                                                 --------- --------- ---------       --------- ---------
Income (loss) before extraordinary item              (5.9)     (0.9)     (5.0)         (574.2)     83.5
Extraordinary item-gain on
  settlement of debt (net of applicable taxes)        0.0       0.0       1.9             0.0    (100.0)
                                                 --------- --------- ---------       --------- ---------
Net income (loss)                                    (5.9)%    (0.9)%    (3.1)%        (574.2)%    73.2 %
                                                 ========= ========= =========       ========= =========


*   Percentages of direct costs and expenses are expressed as a percentage of the applicable revenue item, e.g. Direct-Rooms is stated as a percentage of Rooms Revenue, consequently, the sum of percentages of the Operating Costs and Expenses will not equal Total Operating Costs and Expenses.


1994 Compared to 1993

REVENUES - total revenues for fiscal 1994 were $93.1 million or an increase of $.2 million from those reported in fiscal 1993. Gross revenues attributable to two hotels which were disposed of in fiscal 1993 were $1.7 million. While the two hotels with expiring leases, referred to in the discussion of liquidity and capital resources, were operated for the full fiscal year 1994, gross revenues on these hotels decreased by $1.7 million. Gross revenues of the operating hotel in Houston sold in fiscal 1994 decreased $.8 million. Additionally, gross revenues from car washes declined by $ .6 million over those reported in fiscal 1993 resulting principally from the disposition of five car wash units in December 1992 and closing of one other in May 1993. Revenues of the twenty-five continuing operating hotels and corporate increased by $5.0 million.

     Following is a table reflecting the elements of the net change in revenue:


                                                       In Millions
                                                        Increase
                                                       (Decrease)
                                                       -----------
     Continuing operating 25 hotels & corporate          $ 5.0
     Hotels with expiring leases                          (1.7)
     Hotels disposed of                                   (2.5)
     Car wash units                                       ( .6)
                                                         -----
     Net change in revenue                               $  .2
                                                         -----
                                                         -----


     Following is a table comparing room revenues, relative occupancy levels and average daily room rates (ADR) of the twenty-five hotels remaining in the system at fiscal year end and after termination of lease of one hotel in November 1994:


                                  1994                1993
                            ------------         ------------
     Room revenue           $ 67,024,836         $62,314,231
     Occupancy                    56.68%              54.06%
     ADR                          $54.58              $51.38


OPERATING COSTS AND EXPENSES - total operating costs and expenses decreased by $2.0 million in fiscal 1994 as compared with fiscal 1993. The reduction of operating costs and expenses attributable to the two hotels which were disposed of in 1993 was $1.9 million, costs and expenses of the two hotels with expiring leases decreased by $1.2 million. Operating costs and expenses on the operating hotel in Houston, sold in fiscal 1994 decreased $.7 million. Additionally, operating costs and expenses from car washes decreased $.9 million. Operating costs and expenses of the twenty-five continuing operating hotels and corporate increased by $2.7 million.

INTEREST EXPENSE - interest expense increased by $171,000 in fiscal 1994 as compared with fiscal 1993 interest expense, reflecting increases due to addition of $1.5 million in lease/purchase financing of television sets, electronic locks and a telephone system; and provision for interest on estimated additional income taxes.

GAIN (LOSS) ON DISPOSITION OF ASSETS - a loss of $6.6 million was recognized on the sale of a hotel in Houston. Additionally, a loss of $548,000 was recognized upon the sale of another hotel in Houston, which had been closed since 1988. In addition, gains were recognized on the sale of an unimproved tract of land in Atlanta and a former car wash unit in Dallas, in the amounts of $.775 million and $.1 million, respectively.

PROVISION FOR INCOME TAXES - the effective tax rate for 1994 was a net credit of 19.1%. The federal statutory rate of 34% was reduced by 5.9% resulting from the change in valuation allowance in accounting for income taxes under the liability method required by Statement of Financial Standards No. 109. The relatively high overall effective income tax rate was influenced by the fact that taxable income was earned in states with state income taxes, while losses were incurred in states having no state income taxes. A detailed reconciliation of the effective tax rate with statutory rates is set out in Note 2 of Notes to Consolidated Financial Statements.

1993 Compared to 1992

REVENUES - total revenues for fiscal 1993 decreased by $6.2 million from those reported in fiscal 1992. Hotel rooms revenues decreased by $.5 million and gross hotel revenues, including rooms, decreased by $2.7 million. Hotel dispositions, five in fiscal 1992 and two in fiscal 1993 affected the net change in revenues markedly. Gross revenues attributable to these seven hotels reflected a net decrease in gross revenues of $5.6 million. Gross revenues of the twenty-eight hotels remaining in the system at the end of fiscal 1993 reflected an increase in gross revenue of $2.9 million.

     Following is a table comparing room revenues, relative occupancy levels and average daily room rates (ADR) of the twenty-eight hotels remaining in the system at fiscal year end:


                                  1993                1992
                            ------------         -----------
     Room revenue           $ 69,447,000         $65,720,000
     Occupancy                    52.17%              50.59%
     ADR                          $52.11              $50.78


Additionally, gross revenues of the car wash units declined by $3.5 million due to sales and closings of units in 1992. Seventeen units were in operation at the beginning of the year while only seven were in operation at the close of the year. In fiscal 1993 five of the units were sold in early December, 1992 and one was closed during the year. Only one unit is in current operation.

OPERATING COSTS AND EXPENSES - total operating costs and expenses decreased by $8.9 million in fiscal 1993 as compared with fiscal 1992. The reduction of operating costs and expenses attributable to the seven hotels which were disposed of was $6.9 million. Additionally, operating costs and expenses of the car washes decreased by $3.4 million.

INTEREST EXPENSE - while the net change in interest expense for fiscal 1993 was an increase of only $143,000, two factors are worthy of note in this comparison. Interest expense attributable to the seven hotels which were disposed of reflected a decrease of $1.1 million. In 1992 there was a $1.8 million credit for interest forbearance in the renewal of $42.3 million in first mortgage debt.

GAIN (LOSS) ON DISPOSITION OF ASSETS - a gain of $1.2 million was recognized on the sale of a hotel in Houston. A deferred gain of $.2 million was recognized when the purchaser of a hotel during fiscal 1992 prepaid the outstanding purchase money note. A loss of $.2 million was recorded upon the termination of a lease on a hotel in Dallas.

PROVISION FOR INCOME TAXES - the effective tax rate for 1993 was a net credit of 34.5% resulting principally from recognition of Federal income tax benefits in 1993 through the elimination of net deferred tax credits. A detailed reconciliation of the effective tax rate with statutory rates is set out in
Note 2 of Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders
United Inns, Inc.
Memphis, Tennessee



We have audited the accompanying consolidated balance sheets of United Inns, Inc., and subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of income and stockholders' equity and cash flows for each of the three years in the period ended September 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Inns, Inc. and subsidiaries as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994 in conformity with generally accepted accounting principles.



                                           FRAZEE, TATE & ASSOCIATES
                                           /s/ Frazee, Tate & Associates

Memphis, Tennessee
December 8, 1994

                             UNITED INNS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                                                 SEPTEMBER 30,
                                                          --------------------------
                                                               1994          1993
                                                          ------------  ------------
 CURRENT ASSETS
     Cash and cash equivalents                            $  7,984,467  $  4,095,215
     Current portion of long-term receivables                1,022,664     1,072,113
     Accounts receivable - net of allowance
       for bad debts of $120,174 in 1994 and
       $78,835 in 1993
         Trade                                               2,946,509     2,593,459
         Other                                                 539,459     1,085,197
     Inventories (Note 1)                                      842,770       886,483
     Prepaid expenses                                        6,538,167     6,084,713
                                                          ------------  ------------
        Total current assets                                19,874,036    15,817,180
                                                          ------------  ------------
  INVESTMENTS (Note 1)
     Long-term receivables less
       current maturities                                      258,103       313,424
     Land not in use - at cost                               8,018,648     8,907,151
     Other investments                                          10,000        10,000
                                                          ------------  ------------
                                                             8,286,751     9,230,575
                                                          ------------  ------------
  PROPERTY AND EQUIPMENT - at cost (Notes 1 and 3)
     Land                                                   12,361,729    13,696,986
     Buildings and improvements                            136,461,189   154,266,283
     Furnishings and equipment                              26,822,381    30,508,425
     Leased property under capital leases (Note 4)           2,891,392     4,608,045
                                                          ------------  ------------
                                                           178,536,691   203,079,739
     Less accumulated depreciation                          85,879,095    91,457,432
                                                          ------------  ------------
                                                            92,657,596   111,622,307
     Construction in progress                                1,212,736       575,851
     Property held for sale                                  1,968,472     4,107,880
                                                          ------------  ------------

                                                            95,838,804   116,306,038
                                                          ------------  ------------

  OTHER ASSETS (Note 1)
     Franchises                                                534,085       674,143
     Deposits and prepaid expenses                           1,379,296     1,590,596
     Restricted cash                                         3,112,803     3,114,320
                                                          ------------  ------------
                                                             5,026,184     5,379,059
                                                          ------------  ------------




                                                          $129,025,775  $146,732,852
                                                          ------------  ------------
                                                          ------------  ------------

  The accompanying notes are an integral part of the financial statements.

                             LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   SEPTEMBER 30,
                                                           --------------------------
                                                                1994         1993
                                                           ------------  ------------

  CURRENT LIABILITIES
     Long-term debt due within one year                    $  2,439,311  $  3,243,325
     Note payable                                               258,103       261,160
     Accounts payable                                         2,242,810     2,418,739
     Sales and occupancy taxes                                1,208,706     1,211,561
     Accrued expenses:
       Payroll and payroll taxes                              1,689,162     1,421,127
       Rent and property taxes                                2,149,927     2,706,849
       Insurance                                              3,541,341     3,281,682
       Interest and other                                     2,368,243     2,183,724
     Income taxes payable (Notes 1 & 2)                       1,100,338       219,802
                                                           ------------  ------------
         Total current liabilities                           16,997,941    16,947,969
                                                           ------------  ------------
  LONG-TERM DEBT (Note 3)
     First mortgages                                         91,699,684   102,926,861
     Capitalized lease obligations                               53,892       542,121
     Chattel mortgages                                        1,799,666       625,934
     Installment loans and other                                305,170       313,692
                                                           ------------  ------------
                                                             93,858,412   104,408,608
     Less amounts due within one year                         2,439,311     3,243,325
                                                           ------------  ------------
                                                             91,419,101   101,165,283
                                                           ------------  ------------

  MINORITY INTEREST                                             523,490       517,096
                                                           ------------  ------------
  DEFERRED OTHER                                                949,466     1,410,978
                                                           ------------  ------------

  DEFERRED INCOME TAXES (Notes 1 and 2)                       3,565,052     5,721,882
                                                           ------------  ------------
  COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)

  STOCKHOLDERS' EQUITY
     Common stock - $1 par value -
       authorized 10,000,000 shares -
       issued 4,117,813 shares                                4,117,813     4,117,813
     Paid-in capital                                         14,613,138    14,613,138
     Retained earnings                                       40,057,754    46,327,055
                                                           ------------  ------------
                                                             58,788,705    65,058,006
     Less treasury shares at cost - 1,451,914 in 1994
       and 1,476,904 in 1993                                 43,217,980    44,088,362
                                                           ------------  ------------
         Total stockholders' equity                          15,570,725    20,969,644
                                                           ------------  ------------



                                                           $129,025,775  $146,732,852
                                                           ------------  ------------
                                                           ------------  ------------

                     UNITED INNS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME




                                                     YEAR ENDED SEPTEMBER 30,
                                             ------------------------------------------
                                                   1994         1993         1992
                                             ------------   ------------   ------------
Revenues
     Rooms                                   $ 72,403,178   $ 70,772,351   $ 71,322,112
     Restaurants                               14,924,087     15,999,888     17,856,821
     Car washes                                   886,714      1,516,848      5,054,354
     Telephone and sundry                       4,916,338      4,633,732      4,927,705
                                             ------------   ------------   ------------
                                               93,130,317     92,922,819     99,160,992
                                             ------------   ------------   ------------
Operating costs and expenses:
     Direct:
       Rooms                                   46,300,258     47,347,003     49,387,399
       Restaurants                             14,916,698     16,069,407     18,093,393
       Car washes                                 944,397      1,654,204      4,456,532
       Telephone and sundry                     1,724,643      1,929,668      2,093,579
     Marketing, administrative and general     10,503,853      9,388,355     10,345,753
     Depreciation                               9,078,070      9,030,861      9,938,793
                                             ------------   ------------   ------------
                                               83,467,919     85,419,498     94,315,449
                                             ------------   ------------   ------------
Operating income                                9,662,398      7,503,321      4,845,543

     Interest expense (net of capitalized
       interest)                              (10,117,188)    (9,946,202)    (9,802,783)
     Minority interest                            (81,394)       (53,932)       (38,636)
     Gain (loss) on disposition of assets      (6,266,287)     1,250,732     (3,633,571)
     Loss contingency                                                           387,839
                                             ------------   ------------   ------------
Income (loss) before income taxes              (6,802,471)    (1,246,081)    (8,241,608)
Income taxes (credit)                          (1,297,420)      (429,604)    (3,290,512)
                                             ------------   ------------   ------------
Income (loss) before extraordinary item        (5,505,051)      (816,477)    (4,951,096)
Extraordinary item-gain on settlement
  of debt (net of income taxes of
  $1,092,511)                                                                 1,906,834
                                             ------------   ------------   ------------
Net income (loss)                            $ (5,505,051)  $   (816,477)  $ (3,044,262)
                                             ------------   ------------   ------------
                                             ------------   ------------   ------------

Earnings per common share
     Income (loss) before extraordinary
       item                                        ($2.08)        ($0.31)        ($1.87)
     Income (loss) from extraordinary item           0.00           0.00           0.72
                                             ------------   ------------   ------------
Net income (loss)                                  ($2.08)        ($0.31)        ($1.15)
                                             ------------   ------------   ------------
                                             ------------   ------------   ------------
Weighted average shares
  of common stock                               2,644,259      2,640,909      2,640,942
                                             ------------   ------------   ------------
                                             ------------   ------------   ------------
Cash dividends per share                            $0.00          $0.00          $0.00
                                             ------------   ------------   ------------
                                             ------------   ------------   ------------

The accompanying notes are an integral part of the financial statements.

                          UNITED INNS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                COMMON STOCK        PAID-IN      RETAINED      TREASURY
                           --------------------
                           SHARES      AMOUNT       CAPITAL      EARNINGS       STOCK
                           ------      ------     ----------    -----------   ----------

  Balance September 30,
     1991                 4,117,813  $4,117,813   $14,613,138   $50,187,794   $(44,088,110)

  Purchase of 70
    treasury shares                                                                   (252)

  Net loss for year                                              (3,044,262)
                          ---------   --------    -----------    -----------   -----------

  Balance September 30,
     1992                 4,117,813   4,117,813    14,613,138    47,143,532    (44,088,362)

  Net loss for year                                                (816,477)
                          ---------   ---------    ----------    -----------   -----------

  Balance September 30,
     1993                 4,117,813   4,117,813    14,613,138    46,327,055    (44,088,362)

  Purchase of 10
     treasury shares                                                                  (118)

  Reissue of 25,000
     treasury shares                                               (764,250)       870,500

  Net loss for year                                              (5,505,051)
                          ---------   ---------    -----------   -----------   -----------

  Balance September 30,
     1994                 4,117,813  $4,117,813   $14,613,138   $40,057,754   $(43,217,980)
                          ---------  ----------   -----------   -----------   ------------
                          ---------  ----------   -----------   -----------   ------------




     The accompanying notes are an integral part of the financial statements.

                          UNITED INNS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    YEAR ENDED SEPTEMBER 30,
                                             ------------------------------------------
                                                 1994         1993         1992
                                             ------------  -------------  -------------
OPERATING ACTIVITIES
Net loss                                     $(5,505,051)  $   (816,477)  $ (3,044,262)
     Adjustments to reconcile net loss
       to net cash provided by operating
       activities:
          Depreciation and amortization        9,585,072      9,476,776     10,173,167
          Loss (gain) from properties
            sold                               6,170,581     (1,250,732)       246,386
          Deferred income taxes               (2,156,830)      (728,751)    (2,561,308)
          Minority interest                        6,394          3,932          3,636
          Debt reduction                        (433,411)
          Non-cash compensation                  106,250
     Changes to operating assets and
       liabilities:
          Accounts receivable                    192,688        260,134       (294,709)
          Inventories                             20,374        110,346        274,421
          Prepaid expenses                      (456,511)      (667,787)      (743,961)
          Accounts payable                      (146,054)        74,420       (726,816)
          Accrued expenses                       285,005     (1,158,771)       579,402
          Income taxes payable                   880,536        (72,733)       195,263
                                             ------------  -------------  -------------
Net cash provided by operating activities      8,549,043      5,230,357      4,101,219
                                             ------------  -------------  -------------
INVESTING ACTIVITIES
     Payments on settlement on car wash
        assets                                                              (1,200,000)
     Purchase of property, plant and
            equipment                         (2,973,856)    (4,437,071)    (2,980,300)
     Proceeds from sales of fixed assets       2,867,311      3,233,854      5,208,873
     Payments received on notes
       receivable                                 54,770        504,274         26,598
     Other investing activities               (1,117,683)    (1,136,277)    (1,606,767)
                                             ------------  -------------  -------------
Net cash used for investing activities        (1,169,458)    (1,835,220)      (551,596)
                                             ------------  -------------  -------------

FINANCING ACTIVITIES
     Proceeds from long-term borrowings                                      2,000,000
     Payments on long-term debt               (3,454,316)    (3,214,299)    (4,455,184)
     Purchase of treasury shares                    (118)                         (252)
     Other financing activities                  (35,899)        (2,000)       187,660
                                             ------------  -------------  -------------
Net cash used for financing activities        (3,490,333)    (3,216,299)    (2,267,776)
                                             ------------  -------------  -------------

Increase in cash and cash equivalents          3,889,252        178,838      1,281,847
Cash and cash equivalents at beginning
     of year                                   4,095,215      3,916,377      2,634,530
                                             ------------  -------------  -------------
Cash and cash equivalents at end of year     $ 7,984,467    $ 4,095,215    $ 3,916,377
                                             ------------  -------------  -------------
                                             ------------  -------------  -------------




The accompanying notes are an integral part of the financial statements.

                         UNITED INNS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      CONTINUED


                                                    YEAR ENDED SEPTEMBER 30,
                                             ------------------------------------------
                                                 1994         1993         1992
                                             ------------  -------------  -------------
Supplemental disclosures of cash flow
  information:
     Cash paid during the year for:
       Interest, net of amounts
         capitalized                         $9,666,258     $ 9,981,680  $ 8,168,690
       Income taxes                             383,764         368,120      198,422

Supplemental schedule of non-cash
  investing and financing activities:
     Debt to acquire property, plant and
      equipment                               1,447,213         879,793
     Restricted cash used to purchase
           property, plant and equipment      1,078,145       1,369,863      512,401
     Acquisition (revaluation)
       of car wash assets                                                 (1,168,774)
     Debt to acquire partnership interest                                  1,698,693
     Note received in exchange for
       property                                                 300,000    1,000,000
     Property disposition under debt
       settlement agreement                                               15,818,650
     Other property dispositions                                           1,951,899
     Debt reduction                             433,411
     Debt payment from fixed asset
       sales proceeds                         8,572,654
     Compensation paid with treasury
       stock                                    106,250






















The accompanying notes are an integral part of the financial statements.

                       UNITED INNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the results of operations, account balances and cash flows of the Company, its wholly-owned subsidiaries, and a 75% owned subsidiary. During 1992 a 50% owned joint venture which was previously consolidated was acquired in full. All material intercompany transactions and accounts have been eliminated in consolidation.

     RECLASSIFICATIONS
     The consolidated financial statements for prior years reflect certain reclassifications as the result of a Securities and Exchange Commission review. The SEC believes it more appropriate to classify the operations and property sales of the Company's car wash division as continuing operations rather than discontinued operations as previously reported. From 1990 through the present year, the Company has been in the process of selling car wash properties and withdrawing from the car wash business. At present the Company has disposed of or closed all locations except for one operating unit under a lease expiring October 31, 1995. Certain other reclassifications have been made to prior years to conform with income and expense classifications adopted in the year ended September 30, 1993. These reclassifications have no effect on net income (loss) or stockholders' equity as previously reported.

     CASH EQUIVALENTS
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limit.

     INVENTORIES
     Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

     INVESTMENTS
     Classified as land not in use are various parcels of land held for possible future development or sale. This cost is not in excess of net realizable value.

     PROPERTY HELD FOR SALE
     Properties classified as current have an approved contract to sell or were sold before issuance of the financial statements. Noncurrent properties are either operating properties that management is actively seeking to sell or idle properties which are no longer operating. Both current and noncurrent are stated at the lower of cost or estimated net realizable value.

                       UNITED INNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     PROPERTY AND EQUIPMENT
     Property and equipment are depreciated on the straight line method over the estimated useful life of the property. The cost of replacements and improvements are capitalized. Estimated useful lives utilized for computation of depreciation on property and equipment are as follows:


     Building and improvements                     10 to 40 years
     Furnishings and equipment                      3 to 10 years
     Capitalized leases                                  25 years

     Interest costs of $76,359 for 1992 were capitalized on major renovation projects. No interest was capitalized for 1994 or 1993.

     OTHER ASSETS
     Franchise costs, deferred mortgage, loan and other expenses exclusive of security deposits are recorded at cost and amortized on a straight line basis over the terms of the related agreements. These are presented net of accumulated amortization of $2,400,280 and $2,209,108 at September 30, 1994 and 1993 respectively. Restricted cash is held for capital improvements on six of the Company's properties.

     EARNINGS PER SHARE
     Earnings per common share are based on the weighted average number of shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options.

     SELF INSURANCE
     The Company is self insured for various levels of general liability, worker's compensation and employee medical coverages. Accrued insurance includes the accrual of estimated settlements from known and anticipated claims.

     INCOME TAXES
     Effective October 1, 1993, the Company changed its method of accounting for income taxes from the deferred method of Accounting Principles Board Opinion No. 11 to the asset and liability method required by Statement of Financial Accounting Standards No. 109. Prior year financial statements were not restated. The cumulative effect of adopting this accounting statement was immaterial. The effect of the adoption on income before income taxes was not significant.

                       UNITED INNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   FEDERAL AND STATE INCOME TAXES

     The Company files a consolidated federal income tax return. Deferred income taxes and benefits are provided for significant income and expense items recognized in different years for tax and financial reporting purposes.

     The statutory federal income tax rate and the effective tax rate are reconciled below:


                                                                    YEAR ENDED SEPTEMBER 30,
                                                                    ------------------------
                                                                 1994         1993        1992
                                                                ------       ------      ------
     Statutory tax rate                                         (34.0%)      (34.0%)     (34.0%)
     Increases (decreases) in tax resulting from:
       New jobs credit                                                                     (0.5)
       Change in valuation allowance                               5.9
       State taxes net of U. S. federal benefit                    5.9          4.7         0.3
       Minimum tax                                                 0.6          2.7         2.6
       Other                                                       2.5         (7.9)      (10.3)
                                                                ------       ------      ------
     Effective tax rate                                         (19.1%)      (34.5%)     (41.9%)
                                                                ------       ------      ------
                                                                ------       ------      ------

     The income tax provision (benefit) consists of:


                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                         ------------------------------------------
                                                                              1994            1993           1992
                                                                         -----------      ----------     ----------
     Current - Federal                                                   $   172,418      $  194,565     $  233,386
             - State                                                         686,992         104,578        133,437
                                                                          ----------      ----------     ----------
                                                                             859,410         299,143        366,823
                                                                          ----------      ----------     ----------

     Deferred - Federal                                                   (2,076,422)       (713,094)    (2,454,957)
              - State                                                        (80,408)        (15,653)      (109,867)
                                                                          ----------      ----------     ----------
                                                                          (2,156,830)       (728,747)    (2,564,824)
                                                                          ----------      ----------     ----------
                                                                         $(1,297,420)     $ (429,604)   $(2,198,001)
                                                                         -----------      ----------    -----------
                                                                         -----------      ----------    -----------

     Income tax expense for fiscal 1992 consists of ($3,290,512) on loss from operations and $1,092,511 on the extraordinary item.

     The deferred tax provisions are summarized below:

                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                         -------------------------------------------
                                                                             1994             1993          1992
                                                                         ------------    ------------   ------------
     Accelerated depreciation                                            $(2,312,226)    $  (309,752)   $(3,136,146)
     Capitalized interest and taxes                                         (721,953)         (8,894)      (848,489)
     Capitalized leases                                                      115,473         193,075        101,171
     Change in valuation allowance                                           401,264
     Utilization of NOL carryforwards                                        411,295
     Other                                                                   (50,683)        (25,435)          (447)
     Reinstatement (elimination)
       of net deferred tax credits                                                          (577,741)     1,319,087
                                                                         ------------    ------------   ------------
                                                                         $(2,156,830)    $  (728,747)   $(2,564,824)
                                                                         ------------    ------------   ------------
                                                                         ------------    ------------   ------------

                       UNITED INNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   FEDERAL AND STATE INCOME TAXES (Continued)

     For Federal tax reporting purposes, net operating losses of $20,047,975 and tax credits of $657,020 are available to be carried to future periods expiring in fiscal years 2002 through 2008. A valuation allowance of $3,441,517 at September 30, 1994, has been recognized to offset the deferred tax assets related to these items.

     Following is a summary of the significant components of the Company's deferred tax assets and (liabilities):


                                                   SEPTEMBER 30,     OCTOBER 1,
                                                       1994            1993
                                                   ------------   -------------
     Depreciation                                  $(8,271,596)   $(11,305,775)
     Other                                            (261,652)       (255,223)
                                                   ------------   -------------
     Gross deferred tax liabilities                 (8,533,248)    (11,560,998)
                                                   ------------   -------------

     Tax credit and net operating loss
       carryforwards                                 7,739,388       8,150,682
     Vacation                                          293,217         283,566
     Other                                             377,108         445,121
                                                   ------------   -------------
     Gross deferred tax assets                       8,409,713       8,879,369
                                                   ------------   -------------
     Valuation allowance                            (3,441,517)     (3,040,253)
                                                   ------------   -------------
     Net deferred tax liability                    $(3,565,052)   $ (5,721,882)
                                                   ------------   -------------
                                                   ------------   -------------

      The Company is presently under examination by a state revenue department. The Company has determined and provided for an estimated liability. It is expected that resolution of this matter will be lengthy and may require litigation.

3.    LONG-TERM DEBT

      The range of interest rates and maturities of the long-term debt at September 30, 1994, are summarized below:

             First mortgages - 7.25% to prime + 2%, due 1995 to 2007 Capitalized lease - 10.5%, due 1995
             Chattel mortgages - 11% to 12.77%, due 1995 to 1999
             Installment loans and others - 6.5% to 10%, due 1995 to 2000

       Long-term debt including capitalized leases matures as follows:


                                                    YEAR ENDED SEPTEMBER 30,
                                                    ------------------------
                                                       1994           1993
                                                   ----------     -----------
          1994                                     $              $  3,243,325
          1995                                       2,439,311      10,353,060
          1996                                      37,800,961      38,205,212
          1997                                      34,426,711      40,722,026
          1998                                       2,255,366       1,798,862
          1999                                       1,561,204
          Subsequent                                15,374,859      10,086,123
                                                   -----------    ------------
                                                   $93,858,412    $104,408,608
                                                   -----------    ------------
                                                   -----------    ------------

                                      24

                       UNITED INNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   LONG-TERM DEBT (Continued)

     The major portion of the Company's property and equipment is pledged as collateral on mortgage and lease obligations. The Company is guarantor of the major portion of the debt of its subsidiaries.

     Under terms of a debt renewal agreement completed on December 22, 1992, with one of its major lenders, the Company refinanced $42,269,013 of debt, on which the Company gave an unlimited guarantee for a period of one year. Stock of a Company subsidiary is pledged for the debt. The lender retained a first mortgage on previously secured assets and obtained a second mortgage on additional property which was owned by the Company's subsidiary. The agreement contains certain covenants including limitations on dividend distributions and fixed charge ratios of a subsidiary. The debt matures September 30, 1997.

     The Company has failed to meet the minimum cash flow coverage ratio on one of its loans. If such failure continues through December 31, 1994, the lender may, at their option, declare the Company to be in default under the loan agreement, and the accrued incentive management fee may not be paid for that period. Subsequent management fees would then be required to be paid to the lender and applied to principal reduction. The balance on this loan at September 30, 1994, is $1,725,000 and this is included as noncurrent.

4.   LEASES

     The Company is obligated under long-term leases primarily for the lease of various hotel properties and equipment. In addition to specified minimum annual rentals, some of the leases provide for contingent rentals based on percentages of revenue; most require payment by the lessee of property taxes, insurance and maintenance. The leases extend for varying periods; some contain renewal options. Rentals to be received from noncancelable subleases are not material. The Company's property held under capital leases, included in property, plant, and equipment in the balance sheet, consists of real estate of $2,891,392 in 1994 and $4,608,045 in 1993. Accumulated depreciation was $2,872,121 in 1994 and $4,404,447 in 1993.

     Lease payments included in the accompanying consolidated statements of income were as follows:


                                                   YEAR ENDED SEPTEMBER 30,
                                    -------------------------------------------
                                         1994            1993            1992
                                    -----------      ----------      ----------
     Capital Leases:
          Minimum                    $  522,100      $  633,655      $  656,488
          Contingent                    355,707         515,914         633,266
                                    -----------      ----------      ----------
                                        877,807       1,149,569       1,289,754
                                    -----------      ----------      ----------

     Operating Leases:
          Minimum                       897,898       1,053,342       1,313,731
          Contingent                    768,375         641,842         493,975
                                    -----------      ----------      ----------
                                      1,666,273       1,695,184       1,807,706
                                    -----------      ----------      ----------
                                     $2,544,080      $2,844,753      $3,097,460
                                    -----------      ----------      ----------
                                    -----------      ----------      ----------

                       UNITED INNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   LEASES (Continued)

     The future minimum rental commitments for all noncancelable leases at September 30, 1994, are summarized below:


                                                         CAPITAL      OPERATING
                                                          LEASE         LEASES
                                                       ----------    ----------
          1995                                         $   54,600    $  304,174
          1996                                                           34,849
          1997                                                           33,889
          1998                                                           33,889
          1999                                                           33,889
          Subsequent years                                            1,773,316
                                                       ----------    ----------
          Total minimum rentals                            54,600    $2,214,006
          Less interest portion                               708
                                                       ----------    ----------
                                                                     ----------
          Present value of net minimum rentals         $   53,892
                                                       ----------
                                                       ----------

     The interest rate on the capital lease is 10.5%; this rate was used in computing the present value.

5.   PENSION, POSTEMPLOYMENT AND BONUS PLANS

     The Company's 1993 Stock Incentive Plan for key employees and directors provides for the issuance of stock options at not less than fair market value on the date of grant. Options are exercisable from one to five years after the grant date. No options may be granted after October 1, 2003. At September 30, 1994, 296,000 shares were available for the granting of additional options. The Company issues treasury shares to fulfill its obligations under the stock option plans.

     Transactions since inception are summarized as follows:

                                                                  Fair Market
                                                                    Value at
                                                  Number of          Date of
                                                   Shares             Grant
                                                  ---------      -----------
     Options granted                                 4,000       $    12.875
                                                  ---------      -----------

     Outstanding at September 30, 1994               4,000       $    12.875
                                                  ---------      -----------
                                                  ---------      -----------

     The Company granted 25,000 shares and an option for 35,000 shares to a consultant outside of the plan in 1993. The fair market value of $4.25 per share at contract date was used to measure consulting expense of $106,250 and the exercise price of the option. The 35,000 share option is exercisable up to 1999.

     The Company adopted in 1994 a severance pay policy concerning termination of employment due to elimination of an employee's position as a result of a reduction in force, merger with another entity, sale of Company assets or other similar events. The Company pays for unused vacation plus severance pay based on years of service.

                       UNITED INNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5.   PENSION, POSTEMPLOYMENT AND BONUS PLANS (Continued)

     The Company has an executive bonus plan which covers full time executive officers of the Company. The plan provides for a distribution of 1% to 3% of consolidated income before taxes and unusual items. No amounts were approved for distribution in 1994, 1993 or 1992.

     Effective January, 1992, the Company adopted a Retirement Savings 401(k) Plan. The plan is available to all employees with one year of service who are not covered by a collective bargaining agreement and who have attained age 21. The Company deposits elective deferral contributions which have been withheld from employee compensation. The Company may also make a discretionary contribution in such amount it deems advisable. No discretionary contributions have been made by the Company. In addition, the Company matches a portion of the employee contribution up to 4% of their annual earnings. The Company contribution was $292,926 for 1994, $287,923 for 1993 and $178,635 for 1992. All contributions to the Plan, other than discretionary contributions, are 100% non-forfeitable.

6.   COMMITMENTS AND CONTINGENCIES

     Under the terms of the Holiday Inn, Hampton Inn, Ramada, Howard Johnson, Super 8 and Days Inn franchises, the Company is committed to make annual payments for franchise fees, reservation service, and advertising. The amounts due under the agreements were $5,896,426 for 1994, $5,735,441 for 1993, and $5,757,912 for 1992.

     There are a number of guest and customer claims, employee wage claims, and other disputed amounts outstanding against the Company, all of which occurred in the ordinary course of business. Counsel has advised that there is no material exposure to the Company in these matters.

                       UNITED INNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   (UNAUDITED) QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the (unaudited) quarterly results of operations for the years ended September 30, 1994, and September 30, 1993:


                                                                 QUARTERS
                                  ------------------------------------------------------------------------
                                     FIRST                SECOND              THIRD               FOURTH
                                  -----------         -----------         -----------         -----------
     1994
     Revenues                     $20,369,965         $23,424,110         $23,998,310         $25,337,932
                                  -----------         -----------         -----------         -----------

     Net income (loss)            $(1,295,334)        $   585,388         $(4,235,847)        $  (559,258)
                                  -----------         -----------         -----------         -----------
                                  -----------         -----------         -----------         -----------

     Earnings per share           $     (0.49)        $      0.22         $     (1.60)        $     (0.21)
                                  -----------         -----------         -----------         -----------
                                  -----------         -----------         -----------         -----------

     1993
     Revenues                     $21,400,817         $22,881,441         $24,400,817         $24,239,744
                                  -----------         -----------         -----------         -----------

     Net income (loss)            $(1,909,569)        $   563,693         $   (63,724)        $   593,123
                                  -----------         -----------         -----------         -----------
                                  -----------         -----------         -----------         -----------

     Earnings per share           $     (0.72)        $      0.21         $     (0.02)        $      0.22
                                  -----------         -----------         -----------         -----------
                                  -----------         -----------         -----------         -----------


8.   SEGMENT INFORMATION

     The Company has one primary business segment, the operation of hotel properties. This segment represents more than 90% of consolidated revenue, operating profit and identifiable assets. All revenues were derived from domestic operations. There are no major customers and no government contracts.

                       UNITED INNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   GAIN (LOSS) FROM ASSET DISPOSITIONS

     Loss from disposition in 1994 includes a $6,599,719 loss on sale of an operating hotel and a loss of $548,407 on sale of a closed hotel. Gains of $774,597 and $110,969 were recognized on the sales of an unimproved tract of land and a former car wash unit.

     Gain on asset dispositions in 1993 include gain of $1,257,943 on the sale of one property, recognition of a deferred gain of $183,927 on a property sold in 1992 and a loss of $191,138 on termination of a lease.

     Included in 1992 property dispositions were the sale of two operating properties for a net gain of $482,378, the demolition and write off of a closed hotel for a loss of $1,187,963, and a loss of $431,454, resulting from the exercise of a purchase option for the joint venture partner's 50% interest in a hotel. Additionally the termination of a lease on an operating property resulted in a loss of $464,467. A $2,029,865 loss resulting from the sale and write down of car wash properties was also recognized in 1992.

10.  DEBT EXTINGUISHMENT AND LOSS CONTINGENCY

     In March, 1992, a conveyance was made of two hotels to the mortgage holder, resulting in a debt deficiency of $4,200,000. This deficiency was settled for a cash payment of $1,200,000 resulting in a net of tax gain of $1,906,834 on the debt settlement. An estimated loss contingency of $1,718,279 recorded in 1991 on the property conveyance was settled at $1,330,440 in March, 1992, resulting in a loss recovery credit of $387,839.

11.  SUBSEQUENT EVENTS

     On November 14, 1994, the Company entered into a merger agreement with the United/Harvey Holdings, L.P. (purchaser) whereby the purchaser has tendered an offer to acquire all of the outstanding shares of the Company at $25 per share. At November 14, 1994, the Company had 2,665,899 shares issued and outstanding and 39,000 shares subject to outstanding options. Under the merger agreement, the Company along with Harvey Hotels, an operator of eight hotels, will become wholly owned subsidiaries of United/Harvey, a wholly owned subsidiary of the purchaser.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting and financial disclosure.


                                    PART III


ITEM 10. DIRECTOR AND EXECUTIVE OFFICERS' OF THE REGISTRANT.



Name                          Age       Since          Position
- ----                          ---       -----          --------
Don Wm. Cockroft              56        1967      President and Chief Executive
(brother of                                       Officer and Director
Robert L. Cockroft
and Janet C. Virgin,
brother-in-law of
J. Howard Lammons)
(a)

J. Howard Lammons             65        1957      Director
(brother-in-law of                                     Private investor.  Advisory
Don Wm. Cockroft                                       Director, Memphis NationsBank
Robert L. Cockroft,                                    of TN.
and Janet C. Virgin)
(a)

Robert L. Cockroft            53        1971      Director
(brother of Don Wm.                                    Physician-Memphis
Cockroft and Janet C.                                  Radiological Professional
Virgin, brother-in-law                                 Corporation -
of J. Howard Lammons)                                  Practitioner of
(c)                                                    Medicine.

Howard W. Loveless            67        1977      Director
(b) and (c)                                            Private consultant.

Janet C. Virgin               60        1991      Director
(sister of Don Wm.                                     Private Investor
Cockroft and Robert L.
Cockroft; sister-in-law
of J. Howard Lammons)
(a)

Ronald J. Wareham             50        1993      Director
(a), (b) and (c)                                       President - R. J. Wareham
                                                       & Company Incorporated, a
                                                       corporate financial
                                                       advisory firm.

Augustus B. Randle, III       54                  Secretary and General
                                                  Counsel

J. Don Miller                 59                  Vice President - Finance

John M. Dollar                53                  Vice President



(a)  Member of the Executive Committee of the Board.
(b)  Member of the Audit Committee of the Board.
(c)  Member of the Compensation Committee of the Board.



     The above directors and executive officers have had the principal occupations set forth above for at least five years, except for Mr. Wareham, Mr. Lammons and Mr. Loveless. Mr. Wareham has been President of R. J. Wareham & Company, Incorporated, a corporate financial advisory firm since 1991. From

1984 to 1991, he was a managing director of Dean Witter Reynolds' Corporate Finance Office in Atlanta, Georgia. Mr. Lammons has been principally involved in private investment activities since his retirement from the Company in March 1994. Prior to his retirement, Mr. Lammons served as Executive Vice-President of the Company since 1978. Mr. Loveless has been principally involved in private consulting activities since January 1, 1994. Prior to that date and for over five years prior thereto, Mr. Loveless served as President of Haas, Inc., a private investment advisory company.

It is contemplated that, upon the purchase of Shares by the Purchaser pursuant to the Offer, that the Company's Board of Directors will be reconstituted in its entirety to consist solely of Purchaser's designees. Information regarding such Purchaser designees is contained under the caption "Individuals Designated by Purchaser As Purchaser Designees" found in Annex A to the Schedule 14D-9, which information is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its other most highly compensated executive officer, whose total annual salary and bonus for the Company's 1994 fiscal year exceeded $100,000, for services rendered in all capacities during the fiscal years ended September 30, 1994, 1993 and 1992.

                               ANNUAL COMPENSATION

                                                         All Other
                                   Fiscal    Salary    Compensation
     Name and Principal Position   Year      ($)(2)      ($)(1)(3)
     ---------------------------   ----      ------      ---------
     Don Wm. Cockroft              1994      233,250         11,174
     President and Chief Executive 1993      216,000        169,262
     Officer                       1992      216,000

     John M. Dollar                1994      117,167          8,272
     Vice President                1993      113,000         47,191
                                   1992      113,000


     (1) In accordance with transitional provisions of the rules of the Securities and Exchange Commission (the "SEC") on executive compensation disclosure, amounts of All Other Compensation have not been included for fiscal year 1992.
     (2) Salary includes base salary earned and paid in cash during the fiscal year and the amount of base salary deferred at the election of the executive officer under the United Inns, Inc. Retirement Savings Plan (401(K) Plan) for fiscal years 1992, 1993, and 1994.
     (3) All Other Compensation consists of (a) the amount ($3,585) in insurance premiums provided to each executive officer through the Company's Group Health Insurance Plan that is not available generally to all salaried employees, and (b) matching contributions to the United Inns, Inc. Retirement Savings Plan (401(K) Plan); Such amounts, respectively were as follows for 1994: Mr. Cockroft, $7,589; and Mr. Dollar, $4,687.

CHANGE IN CONTROL CONTRACTS

     On June 1, 1987, the Company entered into a severance agreement with Mr. John M. Dollar. Under this agreement, Mr. Dollar would be entitled to severance compensation in the event that his employment is terminated following a change in control of the Company. The amount of compensation would be equal to a maximum of 200% of his base compensation for the twelve months prior to his termination plus an additional amount for benefits. The maximum amount of compensation which would be payable to Mr. Dollar, if his employment was terminated, as of November 14, 1994, would be $236,000 plus an additional amount for benefits.

     Additionally, on June 1, 1987 the Company has entered into Severance Agreements with two other executive officers of the Company. Under the agreements, Mr. Augustus B. Randle, III and Mr. J. Don Miller are entitled to severance compensation in the event that their employment is terminated following a change in control of the Company. Reference is made to the Schedule 14D-9, Item 3(b)(vi) "Severance Agreements" which sets forth in greater detail the terms of these agreements.

COMPENSATION OF DIRECTORS

     For fiscal year 1994 all directors are to be paid a fee of $750 for each Board meeting attended. In addition, directors who are not employees of the Company are to be paid a quarterly fee of $1,500, plus $400 for each Board Committee meeting attended.

     The Company has a consulting arrangement with R. J. Wareham & Company, Incorporated ("Wareham & Co."), under the terms of which Wareham & Co. is to be paid by the Company for Ronald J. Wareham's time and expenses for financial advice to the Company related to a variety of corporate projects. Mr. Wareham is the sole shareholder of Warehem & Co. The Company has made payments in the aggregate amount of $26,450 to Wareham & Co., during the Company's fiscal year ended September 30, 1994.

     The Company's 1993 Stock Incentive Plan provides that each director who is not also an employee of the Company and who is incumbent at the date of each of the five consecutive annual meetings of stockholders beginning with the Company's 1994 annual meeting of stockholders shall automatically be granted, immediately after the conclusion of each such annual meeting, an option to purchase 1,000 shares of Common Stock. In connection with the Company's 1994 annual meeting of shareholders held on February 11, 1994, pursuant to the Company's 1993 Stock Incentive Plan the Company granted to each of Robert L. Cockroft, Howard W. Loveless, Janet C. Virgin and Ronald J. Wareham, an option to purchase up to 1,000 shares of Common Stock at an exercise price of $12.87 per share of Common Stock.

EXECUTIVE BONUS PLAN

     The Company has an executive bonus plan under which individual discretionary awards can be made to the full-time executive officers of the Company. The sum to be distributed ranges from 1% to 3% of the consolidated net income of the Company before income taxes. No cash amounts have been paid under such plan since the fiscal year ended September 30, 1985.

LONG-TERM INCENTIVES

     Stock options are authorized to be granted as long-term incentives to certain key employees of the Company, including executive officers, under the Company's 1993 Stock Incentive Plan (the "1993 Plan"). Under the terms of this plan, the Company may grant options to key employees (determined by the Compensation Committee) to purchase such number of shares of the Common Stock of the Company as is determined by the Compensation Committee.

     The number of shares for which options will be granted to executive officers will be determined by the Compensation Committee based upon performance, potential and other subjective factors. However, no set criteria will be used and other factors may influence the Compensation Committee's determination with respect to the number of shares granted, such as the promotion of an individual to a higher position, a desire to retain a valued executive or the number of shares then available for grant under 1993 Plan. The stock option holdings of an individual at the time of a grant will not generally be considered in determining the size of a grant to that individual.

                             EMPLOYEE BENEFIT PLANS

     The material which follows in this section describes the provisions of employee benefit plans now in effect, or in effect during the Company's last fiscal year, other than group life and accident insurance, group hospitalization and other similar group payments and benefits, in which some or all of the employees of the Company participate.

1993 STOCK INCENTIVE PLAN

     On November 19, 1993, the Company's Board of Directors adopted the 1993 Plan, which was approved by the Company's stockholders at the Company's annual meeting of stockholders held on February 11, 1994 (the "1994 Annual Meeting"). The 1993 Plan provides for the granting of options to purchase for cash an aggregate of not more than 300,000 shares of Common Stock. Such options may be granted to key employees, including officers of the Company and its subsidiaries, as may be designated by the Compensation Committee of the Board. At November 14, 1994, the Company had granted an aggregate of 4,000 options to non-employee directors of the Company at an exercise price of $12.87 per share of Common Stock.

     Under the terms of the 1993 Plan, the Compensation Committee may from time to time grant options to key employees to purchase Common Stock at a price which may not be less than the fair market value of the shares, as determined by the mean between the high and low prices of the stock on the New York Stock Exchange on the date the option is granted. In addition, the 1993 Plan provides that each director who is not also an employee of the Company and who is an incumbent at the date of each of the five consecutive annual meetings of stockholders beginning with the 1994 Annual Meeting shall automatically be granted, immediately after the conclusions of each such annual meeting, an option to purchase 1,000 Shares. Each person who is not also an employee of the Company and who is elected or appointed a director during such five-year period other than at an annual meeting shall, upon such election or appointment, be granted an option to purchase 1,000 shares of Common Stock. The exercise price of options granted to directors under the 1993 Plan must be equal to the mean between the high and low prices of the stock on the New York Stock Exchange on the date of grant of the option and the right to exercise such options will vest one year from the date of the grant, if not earlier upon the occurrence of certain specified events as described below.

     Options may not be exercised later than five years after the date of grant. Subject to the limitations imposed by the provisions of the Internal Revenue Code, certain of the options granted under the 1993 Plan to key employees may be designated "incentive stock options." The Company may make interest-free demand loans to holders of options not designated as incentive stock options for the purpose of exercising such options and paying any tax liability associated with such exercise.

     Except as provided herein, no option may be exercised until the optionee has completed one year of service after the option is granted, except in the case of termination of an employee's employment or a director's directorship because of death or disability, nor may an option be exercised after termination of an employee's employment or a director's directorship for any reason other than death, disability, retirement or for cause. Options may be exercised within twelve months (a) after the optionee retires, (b) after termination of an employee's employment or a director's directorship on account of permanent disability, or (c) after death when in the service of the Company or any of its subsidiaries. Options may also be exercised within three months after termination of an employee's employment or director's directorship if termination is for reasons other than death, disability or retirement so long as such termination is not for cause, as determined by the Compensation Committee. If termination is for cause, all unexercised options of optionee terminated for cause shall immediately terminate and be of no further force or effect. In the event of death within the twelve-month period following termination of an employee's employment or a director's directorship for retirement or permanent disability, options may be exercised by the optionee's legal representative within twelve months following the date of death. However, under no circumstances may an option be exercised after the expiration of the stated period of the option.

     No cash consideration is paid for the granting of the options. Payment in full of the option price must be made upon exercise of any option.

     The 1993 Plan provides for the use of treasury shares.

     No options or awards may be granted under the 1993 Plan after October 1, 2003, but options or awards granted prior to October 1, 2003, may extend beyond that date. The 1993 Plan may be discontinued by the Company's Board of Directors, but no termination may impair options or awards granted prior hereto.

     Upon the occurrence of a Change in Control (as defined in the 1993 Plan) of the Company, each holder of an unexpired option under the 1993 Plan will have the right to exercise the option in whole or in part without regard to the date that such option would be first exercisable, except no option may be exercised less than six months from the date of grant, and such right will continue, with respect to any such holder whose employment with the Company or subsidiary or whose directorship terminates following a change in control, for a period ending on the earlier of the date of expiration of such option or the date which is twelve months after such termination of employment or directorship.

     The Compensation Committee may alter or amend the 1993 Plan at any time.
No amendment by the Compensation Committee, however, may increase the total number of shares reserved for purposes of the 1993 Plan, reduce the option price to an amount less than the fair market value at the time the option was granted, extend the duration of the 1993 Plan or modify the provision for the automatic grant of options to directors, unless such amendment is approved by the stockholders. No amendment or alteration may impair the rights of optionees with respect to options theretofore granted, except the Compensation Committee may revoke and cancel any outstanding options which, in the aggregate, would create a significant adverse effect on the Company's financial statement in the event that the Financial Accounting Standards Board issues a statement requiring an accounting treatment which causes such adverse effect with respect to options then outstanding. The Compensation Committee has the power to interpret the 1993 Plan and to make all other determinations necessary or advisable for its administration.

     Under current federal tax law, non-incentive stock options granted under the 1993 Plan will not result in any taxable income to the optionee at the time of grant or any tax deduction to the Company. Upon the exercise of such option, the excess of the market value of the shares acquired over their cost is taxable to the optionee as compensation income and is generally deductible by the Company. The optionee's tax basis for the shares is the market value thereof at the time of exercise.

     Neither the grant nor the exercise of an option designated as an incentive stock option results in any federal tax consequences to either the optionee or the Company. At the time the optionee sells shares acquired pursuant to the exercise of an incentive stock option, the excess of the sale price over the exercise price will qualify as a capital gain, provided the applicable holding period is satisfied. If the optionee disposes of such shares within two years of the date of grant or within one year of the date of exercise, an amount equal to the lesser of (a) the difference between the fair market value of the shares on the date of exercise and the exercise price, or (b) the difference between the exercise price, and the sale price will be taxed as ordinary income and the Company will be entitled to a deduction in the same amount. The excess, if any, of the sale price over the sum of the exercise price and the amount taxed as ordinary income will qualify as capital gain if the applicable holding period is satisfied. If the optionee exercises an incentive stock option more than three months after his or her termination of employment due to retirement, he or she is deemed to have exercised a non-incentive stock option.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Name and Address                                  Number of Shares    Percent of
of Beneficial Owner           Title of Class      Beneficially Owned     Class
- -------------------           --------------      ------------------  ----------
Cockroft Consolidated         Common                   1,209,214(1)       45.4
Corporation
Suite 2300
5100 Poplar Avenue
Memphis, TN 38137

Dimensional Fund Advisors     Common                     182,400(2)        6.8
Inc.
1299 Ocean Avenue, Ste.650
Santa Monica, CA  90401

Mario J. Gabelli              Common                     581,300(3)       21.8
One Corporate Center
Rye, NY  10580


(1) Don Wm. Cockroft, Robert L. Cockroft, Janet Virgin, and Katherine Lammons beneficially own a controlling interest in Cockroft Consolidated Corporation. Pursuant to the Cockroft Agreement, Cockroft Consolidated Corporation has agreed to tender the shares shown in the above table into the Offer. Under the Cockroft Agreement, Cockroft Consolidated Corporation has also granted to the Purchaser an option to purchase all (but not less than all) of the shares, which option is exercisable by the Purchaser on or after January 1, 1995 and on or prior to March 31, 1995 provided that certain events have occurred. Reference is made to the Schedule 14D-9,
     Item 3 (b)(v), "Cockroft Agreement," which sets forth the terms of such agreements.
(2) According to Schedule 13G as filed with the SEC by Dimensional Fund Advisors Inc., reporting ownership as of February 19,1991, Dimensional Fund Advisors Inc. has beneficial ownership of 182,400 shares. Dimensional Fund Advisors Inc. has sole voting and sole dispositive power over 116,600 of these shares and officers of Dimensional Fund Advisors Inc. have sole voting and dispositive power over 65,800 of these shares. The shares of Dimensional Fund Advisors Inc., a registered investment advisor, are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or the DFA Group Trust, an investment vehicle for qualified employee benefit plans, for both of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional Fund Advisors Inc. disclaims beneficial ownership of all such shares.


            SECURITIES BENEFICIALLY OWNED BY DIRECTORS AND MANAGEMENT

(3) According to Schedule 13D as filed with the SEC by Gabelli Funds, Inc., Gamco Investors, Inc., Gabelli International Limited II, and Mario J. Gabelli (the "Reporting Persons") reporting ownership as of June 6, 1994, Gamco Investors, Inc. is deemed to have beneficial ownership of 420,800 of these shares; Gabelli Funds, Inc. is deemed to have beneficial ownership of 160,000 of these shares; Gabelli International Limited II is deemed to have beneficial ownership of 500 of these shares; Mario J. Gabelli is deemed to have beneficial ownership of all of the 581,300 shares; and Gabelli Funds, Inc. is deemed to have beneficial ownership of the securities owned by each of the foregoing persons other than Mario J. Gabelli. Each of the Reporting Persons has the sole power to vote and sole power to dispose of the securities reported except that Gamco Investors, Inc. does not have the authority to vote 50,000 of the reported shares; except that Gabelli Funds, Inc. has sole dispositive and voting power with respect to the shares held by The Gabelli Asset Fund, The Gabelli Growth Fund, The Gabelli Convertible Securities Fund, The Gabelli Value Fund, Inc., The Gabelli Small Cap Growth Fund, The Gabelli Equity Income Fund, The Gabelli Equity Trust, The Gabelli Global Telecommunications Fund, The Gabelli Global Convertible Securities Fund, The Gabelli Interactive Couch Potato Fund, and/or The Gabelli ABC Fund with respect to the 160,000 shares held by one or more of such funds, and except that the power of Mr. Mario J. Gabelli and Gabelli Funds, Inc. is indirect with respect to securities beneficially owned directly by other Reporting Persons. The Reporting Persons do not admit that they constitute a group.

     The following table sets forth, as of November 14, 1994, the amount and percentage of the Shares beneficially owned by each director and executive officer and by the directors and officers as a group:


                                   Amount and Nature of     Percent of
Name of Beneficial Owner           Beneficial Ownership     Ownership
- ------------------------           --------------------     ---------

Directors:
- ---------
Don Wm. Cockroft                        1,891(1)                 *
J. Howard Lammons                         950(1)                 *
Robert L. Cockroft                         0                     --
Howard W. Loveless                        500                    *
Janet C. Virgin                            31                    *
Ronald J. Wareham                          0                     --

Non-Director Executive Officer:
- ------------------------------
John M. Dollar                             24                    *

All directors, officers as a group      4,996(2)                 *
(9 persons)


*Less than 1%

(1) Includes: (a) 1,800 shares owned by the wife and dependent child of Don Wm. Cockroft; and (b) 490 shares owned by the wife of J. Howard Lammons. Except as noted hereinabove, all of the shares are owned directly by said persons with sole voting and investment power.
(2) Does not include 1,209,214 shares owned by Cockroft Consolidated Corporation. The controlling shareholders of Cockroft Consolidated Corporation are Don Wm. Cockroft, Robert L. Cockroft, Katherine Lammons, the wife of J. Howard Lammons, and Janet C. Virgin.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There are no relationships or related transactions to report.

                            PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8K:

     (a)  1.   Financial statements required are reported in Item
               8 of this Report.


          2.   Financial Statement Schedules Required By Item 8:

                                                                            PAGE
                                                                            ----

                    Report of Independent  Accountants                     (45)

          Schedules:


          Schedule III--Condensed Financial Information of the
                        Registrant (Parent Company):

                        Comparative Balance Sheet--September 30,
                        1994, 1993, and 1992                           (46)


                        Comparative Statement of Income--Years
                        ended September 30, 1994, 1993 and 1992.           (48)

                        Comparative Statement of Retained
                        Earnings--Years Ended September 30,
                        1994, 1993 and 1992.                               (49)

                        Statement of Comparative Cash
                        Flows--Years ended September 30, 1994,
                        1993 and 1992.                                     (50)


                        Notes to Financial Statements                      (51)


          Schedule IV---Indebtedness Of Affiliates And Other
                        Persons--Not Current--Three Years
                        Ended September 30, 1994.                          (52)


          Schedule V----Property And Equipment--Three Years
                        Ended September 30, 1994.                          (53)


          Schedule VI---Accumulated Depreciation Of Property
                        And Equipment--Three Years Ended
                        September 30, 1994.                                (54)

          Schedule VIII-Valuation And Qualifying Accounts--
                        Three Years Ended September 30, 1994.              (55)


          Schedule X----Supplementary Income Statement
                        Information--Three Years Ended
                        September 30, 1994.                                (56)

          Other schedules are omitted due to the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

     (b)  Reports on Form 8-K:

          The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

(c)                                 EXHIBITS
                                   FORM 10-K

                               INDEX TO EXHIBITS


EXHIBIT NO.    EXHIBIT DESCRIPTION                                     PAGE NO.
- -----------    -------------------                                     --------

 2.0           Agreement and Plan of Merger dated November 14,
               1994.                                            (13)

 2.1 Schedule 14D-9 filed with the Commission on November 23, 1994.

 2.2           Agreement between Purchaser and Cockroft
               Consolidated, dated November 21, 1994.           (14)

 3.1           Articles of Incorporation and Amendments          (1)

 3.2           Bylaws of Registrant as currently in effect

 3.3           Articles of Incorporation Amendment 2/16/87       (9)

10.1           Holiday Inns, Inc. License Agreement 9/18/61      (1)

10.2           Holiday Inns, Inc. License Agreement 10/29/62     (1)

10.3           Holiday Inns, Inc. License Agreement 5/08/67      (1)

10.4           Holiday Inns, Inc. License Agreement 5/08/67      (1)

10.5           Holiday Inns, Inc. License Agreement 9/05/67      (1)

10.6           Holiday Inns, Inc. License Agreement 9/13/67      (1)

10.7           Holiday Inns, Inc. License Agreement 7/16/68      (1)

10.8           Holiday Inns, Inc. License Agreement 7/16/68      (1)

10.9           Holiday Inns, Inc. License Agreement 8/29/69      (1)

10.10          Holiday Inns, Inc. License Agreement 2/06/70      (1)

10.11          Holiday Inns, Inc. License Agreement 3/22/71      (1)

10.12          Holiday Inns, Inc. License Agreement 11/22/71     (1)

10.13          Holiday Inns, Inc. License Agreement 11/22/71     (1)

10.14          Holiday Inns, Inc. License Agreement 3/20/72      (1)

10.15          Holiday Inns, Inc. License Agreement 8/21/72      (1)

10.16          Holiday Inns, Inc. License Agreement 8/21/72      (1)

10.17          Holiday Inns, Inc. License Agreement 8/21/72      (1)

10.18          Holiday Inns, Inc. License Agreement 8/21/72      (1)

10.19          Holiday Inns, Inc. License Agreement 8/21/72      (1)

10.20          Holiday Inns, Inc. License Agreement 8/11/72      (1)

10.21          Holiday Inns, Inc. License Agreement 8/21/72      (1)

10.22          Holiday Inns, Inc. License Agreement 8/21/72      (1)

10.23          Holiday Inns, Inc. License Agreement 8/21/72      (1)

10.24          Holiday Inns, Inc. License Agreement 6/25/76      (1)

10.25          Holiday Inns, Inc. License Agreement 9/01/78      (1)

10.26          Holiday Inns, Inc. License Agreement 9/01/78      (1)

10.27          Holiday Inns, Inc. Licenses
               Extension Agreement 3/5/76                        (1)


EXHIBIT NO.    EXHIBIT DESCRIPTION                                   PAGE NO.
- -----------    -------------------                                   --------
10.28          Lease, Millsaps College Development Corp. to
               Jackson Med.-Center Inn, Inc.                     (2)

10.29          Lease, Paul Drummett to Houston
               Airport Inn, Inc.                                 (2)

10.30          Addendum to Lease, Paul Drummett to Houston
               Airport Inn, Inc., Item 10.29 above.              (1)

10.31          Lease, Mid Atlanta Investment Company to
               Lammons Hotel Courts, Inc.                        (2)

10.32          Amendments to Lease, Mid Atlanta Investment
               Company to Lammons Hotel Courts, Inc., Item
               10.31 above.                                      (1)

10.33          Lease, Natala Corp. to United Enterprises, Inc.   (2)

10.34          Amendments to Lease, Natala Corp. to United
               Enterprises, Inc., Item 10.33 above.              (1)

10.35          Lease Marietta Inns, Inc. to Hardy Inn, Inc.      (2)

10.36          Lease, Paul Barkley to United Enterprises, Inc.   (2)

10.37          Lease, 555 Real Estate Company to Jacksonville
               Motor Inn, Inc.                                   (2)

10.38          Lease, Gaines Manufacturing Co., Inc. and
               City of McKenzie                                  (2)

10.39          Amendment to Lease, Gaines Manufacturing Co.,
               Inc. and City of McKenzie, Item 10.38 above       (1)

10.40          Sub-lease, C.W.S. Scottsdale, Inc. and
               Transcontinental Motor Hotels, Inc. and
               underlying ground lease between Raymond
               and Lenore R. Silverman and
               C.W.S. Scottsdale, Inc.                           (1)

10.41          Lease, C.W.S. San Jose, Inc. to TMH Motor
               Hotels, Inc. with option agreement and
               underlying sub-lease between Claitor
               Properties, Inc. and C.W.S. San Jose, Inc.
               and ground lease between Dorothy
               Kiersted and Claitor Properties (filed
               as Exhibits 13(b)(1) through 13(b)(8) to
               Midwestern Companies, Inc. (which subsequently
               changed its name to Transcontinental Motor
               Hotels, Inc., which merged with Registrant on
               December 1, 1972) Form 8-K for month of November,
               1968 filed on December 9, 1968 and incorporated
               herein by reference)                              (1)

10.42          Lease and Amendment, B.R.S.T. Corporation
               and Transcontinental Motor Hotels, Inc.           (1)

10.43          Lease, Amendment and Guaranties, Elm Place
               Corp. and Transcontinental Motor Hotels, Inc.     (1)

10.44          Lease and Amendment, Trammell Crow and
               Glenjon, Inc.                                     (1)



EXHIBIT NO.    EXHIBIT DESCRIPTION                                     PAGE NO.
- -----------    -------------------                                     --------
10.45          Joint Venture Agreement between Allied
               Investments and Northside Inns, Inc.
               and Management Agreement between the Joint
               Venture (Northside Hotel Investors) and
               United Inns of Tennessee, Inc.                    (1)

10.46          Description of the criteria of the Executive
               Bonus Plan of United Inns, Inc.                   (1)

10.47          Holiday Inns, Inc. License
               Agreement 2/10/78                                 (3)

10.48          Holiday Inns, Inc. License
               Agreement 2/16/79                                 (3)

10.49          Holiday Inns, Inc. License
               Agreement 10/2/80                                 (3)

10.50          Holiday Inns, Inc. License
               Agreement 1/23/81                                 (3)

10.51          Holiday Inns, Inc. License
               Agreement 5/11/81                                 (3)

10.52          Amendments to Joint Venture
               Agreement between Allied
               Investments and Northside Inn, Inc.,
               Item 10.45 above                                  (3)

10.53          Assignment of interest in
               Master Lease to Transcontinental
               Motor Hotels, Inc., Item
               10.40 above                                       (3)

10.54          United Inns, Inc. Employees
               Pension Plan                                      (3)

10.55          Holiday Inns, Inc. License
               Agreement 10/2/80                                 (4)

10.56          Hilton Inns, Inc. License
               Agreement 10/27/80                                (4)

10.57          Holiday Inns, Inc. License
               Agreement 12/19/80                                (4)

10.58          Holiday Inns, Inc. License
               Agreement 12/19/80                                (4)

10.59          Holiday Inns, Inc. License
               Agreement 3/27/81                                 (4)

10.60          Holiday Inns, Inc. License
               Agreement  4/7/81                                 (4)

10.61          Holiday Inns, Inc. License                        (5)
               Agreement  5/2/79

10.62          Holiday Inns, Inc. License                        (5)
               Agreement 12/19/80

10.63          Holiday Inns, Inc. License                        (5)
               Agreement 3/31/81



EXHIBIT NO.    EXHIBIT DESCRIPTION                                      PAGE NO.
- -----------    -------------------                                      --------
10.64          Holiday Inns, Inc. License                        (5)
               Agreement 5/12/83

10.65          Holiday Inns, Inc. License                        (6)
               Agreement 4/25/84

10.66          Executives Optional Deferred                      (7)
               Compensation Plan of United
               Inns, Inc. 10/1/84

10.67          Hilton Inns, Inc.                                 (7)
               License Agreement 6/13/85

10.68          Termination of Lease and Guaranty                 (7)
               (Exhibit 10.37) 10/31/85

10.69          Hampton Inns, Inc., a division                    (8)
               of Holiday Inns, Inc.
               License Agreement 10/23/85

10.70          Holiday Inns, Inc.                                (8)
               License Agreement 1/17/86

10.71          Hampton Inns, Inc., a division                    (8)
               of Holiday Inns, Inc.
               License Agreement 7/10/86

10.72          Best Western International, Inc.                  (8)
               License Agreement 7/28/86

10.73          Termination of Lease and Agreement                (9)
               (Exhibit 10.35) 5/19/87

10.74          Days Inns of America Franchising, Inc.
               License Agreement 4/17/89 (Flagstaff)             (10)

10.75          Days Inns of America Franchising, Inc.            (11)
               License Agreement 12/29/89 (Houston I-10
               East)

10.76          Days Inns of America Franchising, Inc.            (11)
               License Agreement 12/29/89 (Houston I-10
               West)

10.77          Days Inns of America Franchising, Inc.            (11)
               License Agreement 02/07/90 (Dallas Regal
               Row)

10.78          Ramada, Inc. License Agreement 09/17/91           (12)
               (Atlanta Downtown)

10.79          Hampton Inn Hotel Division of Embassy             (12)
               Suites, Inc. License Agreement 03/20/91
               Houston I-10 East)

10.80          Holiday Inns Franchising, Inc. License            (12)
               Agreement 10/11/90 (Jackson Medical
               Center)

10.81          Holiday Inns Franchising, Inc. License            (12)
               Agreement 06/18/91 (Houston Medical
               Center)



EXHIBIT NO.    EXHIBIT DESCRIPTION                                    PAGE NO.
- -----------    -------------------                                    --------
10.82          Holiday Inn Franchising, Inc. License             (12)
               Agreement 06/18/91 (Santa Barbara)

10.83          Termination of Lease and Agreement                (12)
               (Exhibit 10.33) 02/10/91

10.84          Hanna Acceptance Corporation, John                (12)
               Mitchell, Inc., Chapter 11 Trustee of
               Daniel C. Hanna

10.85 Consulting Agreement between the Company and Smith Barney, Inc., dated July 11, 1994, as amended on September 1, 1994

11             Statement Regarding Computation of Per Share
               Earnings

21             Subsidiaries of the Registrant

27             Financial Data Schedule for EDGAR filers.



(1) Filed as an Exhibit to the Registrant's report on Form 10-K (File No. 1-6848) filed with the Commission on December 27, 1980 and incorporated herein by reference.

(2) Filed as an Exhibit to Registration Statement No. 2-42059, Form S-1, filed with the commission on October 7, 1971 and incorporated herein by reference.

(3) Filed as an Exhibit to the Registrant's report on Form 10-K (File No. 1-6848) filed with the Commission on December 28, 1981 and incorporated herein by reference.

(4) Filed as an Exhibit to the Registrant's report on (Form 10-K File No. 1-6848) filed with the Commission on December 28, 1982 and incorporated herein by reference.

(5) Filed as an Exhibit to the Registrant's report on (Form 10-K File No. 1-6848) filed with the Commission on December 28, 1983 and incorporated herein by reference.

(6) Filed as an Exhibit to the Registrant's report on (Form 10-K File No. 1-6848) filed with the Commission on December 28, 1984, and incorporated herein by reference.

(7) Filed as an Exhibit to the Registrant's report on (Form 10-K File No. 1-6848) filed with the Commission on December 27, 1985, and incorporated herein by reference.

(8) Filed as an Exhibit to the Registrant's report on (Form 10-K File No. 1-6848) filed with the Commission on January 12, 1987, and incorporated herein by reference.

(9) Filed as an Exhibit to the Registrant's report on (Form 10-K File No. 1-6848) filed with the Commission on January 6, 1988, and incorporated herein by reference.

(10) Filed as an Exhibit to the Registrant's report on (Form 10-K File No. 1-6848) filed with the Commission on January 4, 1990, and incorporated herein by reference.

(11) Filed as an Exhibit to the Registrant's report on (Form 10-K File No. 1-6848) filed with the Commission on January 15, 1991, and incorporated herein by reference.

(12) Filed as an Exhibit to the Registrant's report on (Form 10-K File No. 1-6848) filed with the Commission on January 14, 1992, and incorporated herein by reference.

(13) Filed as Exhibit 1 to Schedule 14D-9, filed with the Commission on November 23, 1994, and incorporated herein by reference.

(14) Filed as Exhibit 7 to Schedule 14D-9, filed with the Commission on November 23, 1994 and incorporated herein by reference.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED INNS, INC.


                                   By:  /s/ Don Wm. Cockroft
                                        --------------------------------
                                        Don Wm. Cockroft
                                        Principal Executive Officer
                                        and Director


                                   By:  /s/ J. D. Miller
                                        --------------------------------
                                        J. D. Miller
                                        Vice President Finance
                                        Principal Financial Officer
                                        Principal Accounting Officer

Date:        1/12/95
     ------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/  Howard W. Loveless                                 1/12/95
- -------------------------------              ---------------------------
By:  Howard W. Loveless                      Date
     Director

/s/  J. Howard Lammons                                  1/12/95
- -------------------------------              ---------------------------
By:  J. Howard Lammons                       Date
     Director

/s/  Robert L. Cockroft                                 1/12/95
- -------------------------------              ---------------------------
By:  Robert L. Cockroft                      Date
     Director

/s/  Janet C. Virgin                                    1/12/95
- -------------------------------              ---------------------------
By:  Janet C. Virgin                         Date
     Director

                  REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders
United Inns, Inc.
Memphis, Tennessee


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of United Inns, Inc., and subsidiaries included in this Form 10-K, and have issued our report thereon dated December 8, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental financial statement schedules listed in the index on page 37 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                              FRAZEE, TATE AND ASSOCIATES
                              /s/  Frazee, Tate and Associates


Memphis, Tennessee
December 8, 1994

                  SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         UNITED INNS, INC. (PARENT COMPANY)

                              COMPARATIVE BALANCE SHEET

                                        ASSETS

                                                         September 30,
                                          -------------------------------------------
                                              1994           1993           1992
                                          -------------  -------------  -------------
Current Assets
   Cash and cash equivalents             $   3,209,994  $         124  $   3,013,672
   Accounts receivable-other                   251,315          4,325        513,901
   Prepaid expenses                          5,827,380      5,477,653      4,261,480
   Property held for sale                                                  1,500,000
                                          -------------  -------------  -------------
       Total current assets                  9,288,689      5,482,102      9,289,053
                                          -------------  -------------  -------------

Investments
   Investments in Subsidiaries             (43,922,705)   (39,451,590)   (37,047,574)
   Due from Subsidiaries                    56,044,824     60,041,607     55,479,840
   Investments--at cost                         10,000         10,000         10,000
                                          -------------  -------------  -------------
                                            12,132,119     20,600,017     18,442,266
                                          -------------  -------------  -------------
Other Assets
   Deposits and prepaid expenses               641,123        623,584      4,588,925
                                          -------------  -------------  -------------

   Deferred income taxes                       168,590
                                          -------------  -------------  -------------
                                         $  22,230,521  $  26,705,703  $  32,320,244
                                          -------------  -------------  -------------
                                          -------------  -------------  -------------

The accompanying notes are an integral part of the financial statements.

                  SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         UNITED INNS, INC. (PARENT COMPANY)

                              COMPARATIVE BALANCE SHEET

                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        September 30,
                                         -------------------------------------------
                                             1994           1993           1992
                                         -------------  -------------  -------------
Current Liabilities
   Bank overdraft                       $              $     483,802   $
   Long-term debt--current                                                   14,436
   Accounts payable--trade                    853,593        287,231      2,186,129
   Accrued expenses--interest and other     3,947,909      3,388,791      3,658,344
   Income taxes payable                       959,228         70,329        161,177
                                         -------------  -------------  -------------
       Total current liabilities            5,760,730      4,230,153      6,020,086
                                         -------------  -------------  -------------

Long-Term Debt
   First mortgages--deferred portion                                      2,378,459
                                         -------------  -------------  -------------

Deferred Other                                899,066      1,363,849      1,916,833
                                         -------------  -------------  -------------

Deferred Income Taxes                                        142,057        218,745
                                         -------------  -------------  -------------

Stockholders' Equity
   Common stock--$1 par value--
     authorized 10,000,000 shares,
     issued 4,117,813 shares                4,117,813      4,117,813      4,117,813
   Paid-in capital                         14,613,138     14,613,138     14,613,138
   Retained earnings                       40,057,754     46,327,055     47,143,532
                                         -------------  -------------  -------------
                                           58,788,705     65,058,006     65,874,483

   Less treasury shares at cost--
     1,451,914 shares in 1994 and
     1,476,904 shares in 1993 and 1992     43,217,980     44,088,362     44,088,362
                                         -------------  -------------  -------------
       Total stockholders' equity          15,570,725     20,969,644     21,786,121
                                         -------------  -------------  -------------
                                        $  22,230,521  $  26,705,703 $   32,320,244
                                         -------------  -------------  -------------
                                         -------------  -------------  -------------


                SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               UNITED INNS, INC. (PARENT COMPANY)

                                COMPARATIVE STATEMENT OF INCOME


                                                    YEAR ENDED SEPTEMBER 30,
                                               -----------------------------------------
                                                   1994          1993          1992
                                               ------------- ------------- -------------
Income from Subsidiaries
     Fees                                     $   1,031,876 $   1,077,893 $   1,507,634
     Interest                                             0             0       738,265
Income from Outsiders
     Interest                                       261,401       216,422       211,901
     Other                                          426,462        25,989        34,416
                                               ------------- ------------- -------------
                                                  1,719,739     1,320,304     2,492,216
                                               ------------- ------------- -------------
Expenses
     Administrative and general                   1,393,785       757,645       586,989
     Interest and financing                         590,580       224,975       667,726
                                               ------------- ------------- -------------
                                                  1,984,365       982,620     1,254,715
                                               ------------- ------------- -------------
Operating income (loss)                            (264,626)      337,684     1,237,501

Loss on disposition of assets                                                (2,029,865)
                                               ------------- ------------- -------------
Income (loss) from operations
     before income taxes                           (264,626)      337,684      (792,364)
                                               ------------- ------------- -------------
Income Taxes
     State                                          550,901        29,662         3,499
     U S Federal                                    285,820        12,776     1,011,580
                                               ------------- ------------- -------------
                                                    836,721        42,438     1,015,079
                                               ------------- ------------- -------------
Income (loss) before equity in
  subsidiaries' net income                       (1,101,347)      295,246    (1,807,443)
     Subsidiaries' dividends                                      800,000     1,000,000
     Equity in subsidiaries'
       undistributed net income                  (4,403,704)   (1,911,723)   (2,236,819)
                                               ------------- ------------- -------------
Net income (loss)                               ($5,505,051)    ($816,477)  ($3,044,262)
                                               ------------- ------------- -------------
                                               ------------- ------------- -------------

The accompanying notes are an integral part of the financial statements.

         SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   UNITED INNS, INC. (PARENT COMPANY)

              COMPARATIVE STATEMENT OF RETAINED EARNINGS




Balance September 30, 1991                             $ 50,187,794

Net loss for year                                        (3,044,262)
                                                       -------------
Balance September 30, 1992                               47,143,532

Net loss for year                                          (816,477)
                                                       -------------
Balance September 30, 1993                               46,327,055

Reissue of 25,000 treasury shares                          (764,250)

Net loss for year                                        (5,505,051)
                                                       -------------
Balance September 30, 1994                             $ 40,057,754
                                                       -------------
                                                       -------------




The accompanying notes are an integral part of the financial statements.

                 SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            UNITED INNS, INC. (PARENT COMPANY)

                           COMPARATIVE STATEMENT OF CASH FLOWS

                                   YEAR ENDED SEPTEMBER 30,



                                                    -------------------------------------------
                                                        1994           1993           1992
OPERATING ACTIVITIES                                -------------  -------------  -------------
Net loss                                             ($5,505,051)     ($816,477)   ($3,044,262)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Amortization                                                                      417,054
     Loss on disposal of assets                                                      2,029,865
     Deferred income taxes                              (310,647)       (76,688)      (306,456)
     Equity in subsidiaries' net loss                  4,403,704      1,604,011      1,236,819
     Debt reduction                                     (433,411)
     Non-cash compensation                               106,250
  Changes to operating assets and liabilities:
     Accounts receivable                                (246,990)                     (409,874)
     Prepaid expenses                                   (352,784)    (1,093,573)      (744,382)
     Bank overdraft                                     (483,802)       483,802
     Accounts payable                                    569,419        449,101       (711,020)
     Accrued expenses                                    324,203         29,738         53,771
     Income taxes payable                                888,899        (90,848)       113,302
                                                    -------------  -------------  -------------
Net cash provided by (used in) operating activities   (1,040,210)       489,066     (1,365,183)
                                                    -------------  -------------  -------------
INVESTING ACTIVITIES
     Proceeds from sale of assets                                                    2,652,038
     Payments on settlement on car wash assets                                      (1,200,000)
     Other intercompany transactions--net change       4,299,109     (2,999,278)     2,265,039
     Other investing activities                          (17,539)        49,648       (355,667)
                                                    -------------  -------------  -------------
Net cash provided by (used in) investing activities    4,281,570     (2,949,630)     3,361,410
                                                    -------------  -------------  -------------
FINANCING ACTIVITIES
     Payments on long-term debt                                                       (573,267)
     Purchase of treasury shares                            (118)                         (252)
     Other financing activities                          (31,372)      (552,984)        31,322
                                                    -------------  -------------  -------------
Net cash used in financing activities                    (31,490)      (552,984)      (542,197)
                                                    -------------  -------------  -------------
Increase (decrease) in cash and cash equivalents       3,209,870     (3,013,548)     1,454,030
Cash and cash equivalents at beginning of year               124      3,013,672      1,559,642
                                                    -------------  -------------  -------------
Cash and cash equivalents at end of year              $3,209,994           $124     $3,013,672
                                                    -------------  -------------  -------------
                                                    -------------  -------------  -------------

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest, net of amounts capitalized                  $148,838       $257,685       $543,838
  State and federal income taxes                          41,800        189,865
Supplemental schedule of noncash investing and
  financing activities:
  Acquisition (revaluation) of car wash assets                                      (1,168,774)
  Debt reduction                                         433,411
  Compensation paid with treasury stock                  106,250


The accompanying notes are an integral part of the financial statements.

           UNITED INNS, INC.  (PARENT COMPANY)


              NOTES TO FINANCIAL STATEMENTS


INVESTMENTS

Investments in, and notes and advances to, subsidiaries (eliminated in consolidation) are stated at cost and have been adjusted for net advances, note payments, and undistributed earnings and losses since acquisition.

LONG-TERM DEBT

The long-term debt of Parent Company matures as follows:

                 Year Ended September 30,
           -----------------------------------------
               1994          1993          1992
           ------------- ------------- -------------

    1993   $             $             $      14,436
    1994                                      39,628
    1995                                      50,950
    1996                                      68,273
    1997                                   2,219,608
           ------------- ------------- -------------
           $           0 $           0 $   2,392,895
           ------------- ------------- -------------
           ------------- ------------- -------------

The Parent Company is guarantor of the major portion of the debt of its subsidiaries.


OTHER MATTERS

Refer to the notes to the consolidated financial statements for further information.

            SCHEDULE IV -- INDEBTEDNESS OF AFFILIATES -- NOT CURRENT

                                UNITED INNS, INC.

                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994
                            (IN THOUSANDS OF DOLLARS)


- --------------------------------------------------------------------------------------------------------------
      COLUMN A                           COLUMN B               COLUMN C & D               COLUMN E
- --------------------------------------------------------------------------------------------------------------
   NAME OF PERSONS                 BALANCE AT BEGINNING              NET                BALANCE AT END
                                         OF PERIOD            TRANSACTIONS (A)             OF PERIOD
- --------------------------------------------------------------------------------------------------------------
ADVANCES TO WHOLLY-OWNED
SUBSIDIARIES
CONSOLIDATED IN THE
FINANCIAL STATEMENTS:

Year Ended
September 30, 1992                        $54,010                   $1,470                  $55,480
                                          -------                  -------                  -------
                                          -------                  -------                  -------

Year Ended
September 30, 1993                        $55,480                   $4,562                  $60,042
                                          -------                  -------                  -------
                                          -------                  -------                  -------

Year Ended
September 30, 1994                        $60,042                 $(3,997)                  $56,045
                                          -------                  -------                  -------
                                          -------                  -------                  -------


Amounts consist of working capital advances to subsidiaries, return of excess funds not required for the normal operation of subsidiaries, administrative charges by the parent, and federal income tax charges or credit.


                                          SCHEDULE V--PROPERTY AND EQUIPMENT

                                          UNITED INNS, INC. AND SUBSIDIARIES
                                   FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994
                                               (IN THOUSANDS OF DOLLARS)

                                                 BALANCE AT      ADDITIONS      RETIREMENTS                         BALANCE AT
                                                 BEGINNING          AT              OR          RECLASSIFY             END
                CLASSIFICATION                   OF PERIOD         COST            SALES                            OF PERIOD
- ------------------------------------------------------------------------------------------------------------   ----------------
Year Ended September 30, 1992
   Land                                      $       22,848  $               $         (447) $          (49)    $       22,352 (1)
   Buildings and improvements                       161,896           3,801          (9,606)            (13)           156,078
   Furniture and equipment                           37,541           1,531          (6,879)             (1)            32,192
   Leased property under capital leases               5,135                                                              5,135
   Property held for sale                            11,288              20          (6,785)(3)                          4,523
                                               -------------   -------------   -------------   -------------      -------------
                                                    238,708           5,352         (23,717)            (63)           220,280
   Construction in progress                             425             (97)                                               328
                                               -------------   -------------   -------------   -------------      -------------
                                             $      239,133  $        5,255  $      (23,717) $          (63)(2) $      220,608
                                               -------------   -------------   -------------   -------------      -------------
                                               -------------   -------------   -------------   -------------      -------------
Year Ended September 30, 1993
   Land                                      $       22,352  $          382  $         (130) $                  $       22,604 (1)
   Buildings and improvements                       156,078           2,201          (3,119)                           155,160
   Furniture and equipment                           32,192           3,835          (5,519)                            30,508
   Leased property under capital leases               5,135                          (1,420)                             3,715
   Property held for sale                             4,523                            (415)(3)                          4,108
                                               -------------   -------------   -------------   -------------      -------------
                                                    220,280           6,418         (10,603)              0            216,095
   Construction in progress                             328             248                                                576
                                               -------------   -------------   -------------   -------------      -------------
                                             $      220,608  $        6,666  $      (10,603) $            0     $      216,671
                                               -------------   -------------   -------------   -------------      -------------
                                               -------------   -------------   -------------   -------------      -------------
Year Ended September 30, 1994
   Land                                      $       22,604  $               $       (2,224) $                  $       20,380 (1)
   Buildings and improvements                       155,160             961         (18,766)           (893)           136,462
   Furniture and equipment                           30,508           3,842          (7,527)                            26,823
   Leased property under capital leases               3,715                          (1,717)            893              2,891
   Property held for sale                             4,108                          (2,140)(3)                          1,968
                                               -------------   -------------   -------------   -------------      -------------
                                                    216,095           4,803         (32,374)              0            188,524
   Construction in progress                             576             637                                              1,213
                                               -------------   -------------   -------------   -------------      -------------
                                             $      216,671  $        5,440  $      (32,374) $            0     $      189,737
                                               -------------   -------------   -------------   -------------      -------------
                                               -------------   -------------   -------------   -------------      -------------

(1)Land classified on balance sheet as:            1994            1993            1992
                                               -------------   -------------   -------------
   Land not in use--under investments        $        8,018  $        8,907  $        8,525
   Land in use--under property & equipment           12,362          13,697          13,827
                                               -------------   -------------   -------------
                                             $       20,380  $       22,604  $       22,352
                                               -------------   -------------   -------------
                                               -------------   -------------   -------------

(2)Reclassification:  Land, buildings and improvements, and furnishings and equipment of two hotels to Long-Term Debt (See Note 10 to Consolidated Financial Statements) and land, buildings and and improvements, and furnishings and equipment of one hotel and car washes to Property Held For Sale.

(3)Property Held for Sale--Retirements/Sales       1994            1993            1992
                                               -------------   -------------   -------------
   Net book value of property dispositions   $       (1,912) $         (151) $         (878)
   Recovery of prior years' costs                                                    (2,817)
   Depreciation                                        (228)           (264)           (421)
   Write down to estimated realizable value                                          (1,169)
   Reclassified to current assets                                                    (1,500)
                                               -------------   -------------   -------------
                                             $       (2,140) $         (415) $       (6,785)
                                               -------------   -------------   -------------
                                               -------------   -------------   -------------


                SCHEDULE VI--ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT

                                       UNITED INNS, INC. AND SUBSIDIARIES
                                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994
                                            (IN THOUSANDS OF DOLLARS)


                                               BALANCE AT      ADDITIONS      RETIREMENTS                      BALANCE AT
                                               BEGINNING          AT              OR          RECLASSIFY          END
               CLASSIFICATION                  OF PERIOD         COST            SALES                         OF PERIOD
- --------------------------------------------------------------------------------------------------------------------------
Year Ended September 30, 1992:
   Buildings and improvements              $       65,192  $        5,969  $       (7,026) $         (114) $       64,021
   Furniture and equipment                         25,543           3,765          (6,422)           (307)         22,579
   Leased property under capital leases             4,877             205                                           5,082
                                             -------------   -------------   -------------   -------------   -------------
                                           $       95,612  $        9,939  $      (13,448) $         (421) $       91,682
                                             -------------   -------------   -------------   -------------   -------------
                                             -------------   -------------   -------------   -------------   -------------

Year Ended September 30, 1993:
   Buildings and improvements              $       64,021  $        5,591  $       (2,356) $               $       67,256
   Furniture and equipment                         22,579           2,979          (5,295)                         20,263
   Leased property under capital leases             5,082             196          (1,340)                          3,938
                                             -------------   -------------   -------------   -------------   -------------
                                           $       91,682  $        8,766  $       (8,991) $            0  $       91,457
                                             -------------   -------------   -------------   -------------   -------------
                                             -------------   -------------   -------------   -------------   -------------

Year Ended September 30, 1994:
   Buildings and improvements              $       67,256  $        5,707  $       (5,633) $         (466) $       66,864
   Furniture and equipment                         20,263           2,960          (7,079)                         16,144
   Leased property under capital leases             3,938             184          (1,717)            466           2,871
                                             -------------   -------------   -------------   -------------   -------------
                                           $       91,457  $        8,851  $      (14,429) $            0  $       85,879
                                             -------------   -------------   -------------   -------------   -------------
                                             -------------   -------------   -------------   -------------   -------------


   Reclassifications:                                                              1992            1993            1994
                                                                             -------------   -------------   -------------
   Accumulated depreciation on car wash assets (to) from Property
     Held for Sale                                                         $         (421) $               $
                                                                             -------------   -------------   -------------
                                                                             -------------   -------------   -------------


                             SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                                         UNITED INNS, INC. AND SUBSIDIARIES
                                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994
                                               (IN THOUSANDS OF DOLLARS)

- ----------------------------------------------------------------------------------------------------------
                  COLUMN A                     COLUMN B        COLUMN C        COLUMN D        COLUMN E
- ----------------------------------------------------------------------------------------------------------

                                               BALANCE AT      ADDITIONS      DEDUCTIONS       BALANCE AT
                                               BEGINNING      (CHARGED TO                         END
                 DESCRIPTION                   OF PERIOD        P & L)                         OF PERIOD
- ----------------------------------------------------------------------------------------------------------
                                          Allowance for Doubtful Receivables

Year Ended September 30, 1992              $          120  $          394  $          432  $           82
                                             -------------   -------------   -------------   -------------
                                             -------------   -------------   -------------   -------------

Year Ended September 30, 1993              $           82  $          466  $          469  $           79
                                             -------------   -------------   -------------   -------------
                                             -------------   -------------   -------------   -------------

Year Ended September 30, 1994:             $           79  $          457  $          416  $          120
                                             -------------   -------------   -------------   -------------
                                             -------------   -------------   -------------   -------------

                                          Deferred Income Tax Asset Valuation Allowance

Year Ended September 30, 1994              $            0  $        3,442  $               $        3,442
                                             -------------   -------------   -------------   -------------
                                             -------------   -------------   -------------   -------------

                                          Accrual for Self Insurance

Year Ended September 30, 1992              $     2,879,811 $     3,891,753 $     3,236,510 $     3,535,054
                                             -------------   -------------   -------------   -------------
                                             -------------   -------------   -------------   -------------

Year Ended September 30, 1993              $     3,535,054 $     2,822,190 $     2,857,627 $     3,499,617
                                             -------------   -------------   -------------   -------------
                                             -------------   -------------   -------------   -------------

Year Ended September 30, 1994              $     3,499,617 $     2,780,707 $     2,473,426 $     3,806,898
                                             -------------   -------------   -------------   -------------
                                             -------------   -------------   -------------   -------------

                      SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                   UNITED INNS, INC. AND SUBSIDIARIES
                                         (IN THOUSANDS OF DOLLARS)



      The following amounts were charged to costs and expenses:

                                                        YEAR ENDED SEPTEMBER 30,
                                              -------------------------------------------
                                                  1994           1993           1992
                                              -------------  -------------  -------------
Consolidated:
    Maintenance and repairs:
      Other profit and loss accounts         $       3,073 $        3,174 $        3,249
                                              -------------  -------------  -------------
                                              -------------  -------------  -------------
    Depreciation:
      Costs and expenses--not allocated      $       9,078 $        9,031 $        9,939
                                              -------------  -------------  -------------
                                              -------------  -------------  -------------
    Property Taxes:
      Other profit and loss accounts         $       3,066 $        3,804 $        4,195
                                              -------------  -------------  -------------
                                              -------------  -------------  -------------
    Media Advertising:
      Other profit and loss accounts         $          58 $           41 $            24
                                              -------------  -------------  -------------
                                              -------------  -------------  -------------
